Form 10-Q
period 2005-03-31
Tennessee Commerce Bancorp, Inc.
filed 2005-08-01
CIK 1323033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number 000-51281

TENNESSEE COMMERCE BANCORP,  INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1815881
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

381 Mallory Station Rd., Suite 207	Franklin, Tennessee 37067
(Address of Principal Executive Offices and Zip Code)

(615) 599-2274

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date : Common stock outstanding (par value $0.50 per share ) : 3,238,674 shares at June 30, 2005.

Tennessee Commerce Bancorp, Inc.

Table of Contents

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 (UNAUDITED)  AND DECEMBER 31, 2004

(dollars in thousands except share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from financial institutions	$10,135	$3,838
Federal funds sold	10,483	6,582
Cash and cash equivalents	20,618	10,420
Securities available for sale	20,820	18,610
Loans	241,313	216,167
Allowance for loan losses	(3,173)	(2,841)
Net loans	238,140	213,326

Premises and equipment, net	588	609
Accrued interest receivable	1,272	1,104
Restricted equity securities	324	321
Deferred tax asset	725	597
Other assets	1,763	930

Total assets	$284,250	$245,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$13,879	$15,239
Interest-bearing	236,589	206,155
Total deposits	250,468	221,394

Accrued interest payable	551	445
Accrued bonuses	125	125
Long-term subordinated debt	8,248	—
Other liabilities	804	353
Total liabilities	260,196	222,317

Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.50 par value. Authorized 5,000,000 shares; Issued and outstanding 3,238,674 at March 31, 2005 and December 31, 2004	1,619	1,619
Additional paid-in capital	21,401	21,401
Retained earnings	1,376	714
Accumulated other comprehensive income (loss)	(342)	(134)
Total shareholders’ equity	24,054	23,600

Total liabilities and shareholders’ equity	$284,250	$245,917

Note : The balance sheet presented above at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(dollars in thousands except share data)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans, including fees	$4,463	$2,435
Securities	194	128
Federal funds sold	16	9
Total interest income	4,673	2,572

Interest expense
Deposits	1,618	843
Other	7	1
Total interest expense	1,625	844

Net interest income	3,048	1,728

Provision for loan losses	650	480

Net interest income after provision for loan losses	2,398	1,248

Non interest income
Service charges on deposit accounts	26	30
Mortgage banking	19	25
Securities gains (losses)	(4)	11
Gain on sale of loans	144	139
Other	23	23
Total non-interest income	208	228

Non interest expense
Salaries and employee benefits	903	624
Occupancy and equipment	127	78
Data processing fees	112	82
Professional fees	87	43
Other	296	239
Total non-interest expense	1,525	1,066

Income before income taxes	1,081	410

Income tax expense	419	160

Net income	$662	$250

Earnings per share (EPS):
Basic EPS	$0.20	$0.10
Diluted EPS	0.19	0.10

Weighted average shares outstanding:
Basic	3,238,674	2,461,683
Diluted	3,479,977	2,603,928

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 and 2004

(UNAUDITED)

(dollars in thousands except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2003	$1,230	$13,245	$(952)	$(125)	$13,398
Comprehensive income
Net income	—	—	250	—	250
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	118	118
Reclassification adjustment for gains included in net income, net of $4 in tax	—	—	—	7	7

Total comprehensive income					375

Issuance of 91,822 common shares	46	964	—	—	1,010

Balance at March 31, 2004	1,276	14,209	(702)	—	14,783

Balance at December 31, 2004	1,619	21,401	714	(134)	23,600
Comprehensive income
Net income	—	—	662	—	662
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	(205)	(205)
Reclassification adjustment for gains included in net income, net of ($1) in tax	—	—	—	(3)	(3)

Total comprehensive income					454

Balance at March 31, 2005	$1,619	$21,401	$1,376	$(342)	$24,054

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(dollars in thousands except share data)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$662	$250
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	36	40
Deferred loan fees	(3)	—
Provision for loan losses	650	480
FHLB stock dividends	(3)	(2)
Net amortization of investment securities	9	11
Gain on sales of securities	4	(11)
Change in:
Accrued interest receivable	(168)	(87)
Accrued interest payable	106	(22)
Other assets	(585)	(37)
Other liabilities	450	(105)
Net cash from operating activities	1,158	517

Cash flows from investing activities
Purchases of securities available for sale	(3,470)	(3,522)
Proceeds from sales of securities available for sale	496	1,478
Proceeds from maturities, prepayments and calls of securities available for sale	416	428
Investment in unconsolidated subsidiary	(248)	—
Net change in loans	(25,461)	(19,460)
Net purchases of premises and equipment	(15)	(20)
Net cash from investing activities	(28,282)	(21,096)

Cash flows from financing activities
Net change in deposits	29,074	19,863
Proceeds from long-term subordinated debt	8,248	—
Proceeds from issuance of common stock	—	1,010
Net cash from financing activities	37,322	20,873

Net change in cash and cash equivalents	10,198	294

Cash and cash equivalents at beginning of period	10,420	7,722

Cash and cash equivalents at end of period	$20,618	$8,016

Supplemental cash flow information:
Cash paid during period for interest	$1,519	$866
Cash paid during period for income taxes	8	10

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is a holding company for Tennessee Commerce Bank (the “Bank”).  In March, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I, (the “Trust I”). The Bank and the Trust I are the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, and the Bank. The Trust I is not consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R). Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the 2004 consolidated financial statements and footnotes thereto included in the Corporation’s Form 10.

Note 2 – Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Three Months Ended March 31,
	2005	2004
Basic
Net income	$662	$250

Weighted average common shares outstanding	3,238,674	2,461,683

Basic earnings per common share	$0.20	$0.10

Diluted
Net income	$662	$250

Weighted average common shares outstanding for basic earnings per common share	3,238,674	2,461,683
Add: Dilutive effects of assumed exercises of stock options	241,303	142,244

Average shares and dilutive potential common shares	3,479,977	2,603,928

Diluted earnings per common share	$0.19	$0.10

No options were antidilutive

Note 3 – Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The Financial Accounting Standards Board (FASB) recently issued new accounting standards on share-based payments (FAS 123R). FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot be currently predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $4,125 in 2006. There will be no significant effect on the Corporation’s financial position as total equity will not change.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(dollars in thousands except share data)

	Three Months Ended March 31,
	2005	2004
Net income as reported	$662	$250
Deduct: Stock-based compensation expense determined under fair value based method	13	35

Pro forma net income	$649	$215

Basic earnings per share as reported	$0.20	$0.10
Pro forma basic earnings per share	0.20	0.09

Diluted earnings per share as reported	0.19	0.10
Proforma diluted earnings per share	0.19	0.08

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004

Risk-free interest rate	n/a	3.23%
Expected option life	n/a	7 years
Dividend yield	n/a	0.0%

No options were granted during the three month period ending March 31, 2005. The weighted average fair value of options granted during the three month period ending March 31, 2004 was $ 2.23.

Note 4 – Trust Preferred Securities

In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust ( the “Trust I”). In March 2005, Trust I issued and sold 8,000 of  Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, the Corporation issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a  6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), the Trust I is not consolidated. The Corporation will report as liabilities the subordinated debentures issued by the Corporation and held by Trust I.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion of the Corporation and management’s analysis of the Corporation’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although the Corporation believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Corporation’s customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Corporation’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond the Corporation’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Corporation, and not to predict the future or to guarantee results.  The Corporation is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  The Corporation undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Corporation Overview

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is a one-bank holding company formed as a Tennessee corporation to own the shares of Tennessee Commerce Bank (the “Bank”).  The Corporation was incorporated on March 22, 2000, for the purpose of acquiring 100% of the shares of the Bank and the share exchange was completed on May 31, 2000.  The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and both the Bank’s and Corporation’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067.  On March 29, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I, (the “Trust I”). The Bank and the Trust I are the only subsidiaries of the Corporation.

The Bank offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. The Bank issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards.  The Bank also offers check cards and debit cards.  The Bank offers its customers courier services, access to third-party automated teller machines (“ATMs”), and state of the art electronic banking. The Bank has trust powers but does not have a trust department.

The Bank is located in Franklin, Tennessee, fifteen miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation and the Bank conducts business from a single location in the Cool Springs commercial area of Franklin. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The “Business Bank” strategy emphasizes banking services for small to medium sized businesses, entrepreneurs, and professionals.  The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank.  This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses.

The Bank does not compete based on the traditional definition of “convenience” and has no plans to develop a branch bank network.  Business is conducted from a single office with no teller line, drive-through window or extended banking hours.  The Bank competes by providing responsive and personalized service to meet customer needs.  Convenience is created by technology and by a free courier service which transports deposits directly from the customer location to the Bank.  The Bank provides free electronic banking and cash management tools and on-site training for business customers.  The Bank competes for consumer business by providing superior products, attractive deposit rates, free Internet Banking services, and access to a third party regional ATM network. The Bank targets service, manufacturing, and professional customers and avoids retail businesses with high transaction volume.

The Business Bank strategy is evident in differences in the financial statements of the Bank and more traditional financial institutions. The Business Bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain Earning Assets at a higher level than peer institutions.  Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans.

The Business Bank model is highly efficient.  The Bank targets the non-retail sector of the commercial market which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff.  Management targets an average asset per employee ratio of $7 million compared to the average of less than $2.5 million in assets per employee for Tennessee state chartered banks.  The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations.

Overview of Operating Results for the Three Months ended March 31, 2005 and March 31, 2004 and Financial Condition at March 31, 2005 and December 31, 2004.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 reflected a 164.80% increase in net income and a 90.00% increase in earnings per share, assuming dilution. The increase in earnings resulted primarily from a 76.38% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense and the provision for loan losses. The quarter ended March 31, 2005, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $38,333 or 15.59% from $245,917 at December 31, 2004 to 284,250 at March 31, 2005. Net loans increased by 11.63% or $24,814 from December 31, 2004 to March 31, 2005, while total deposits increased by 13.13% or $29,074 during that same period.

Comparison of Operating Results for the Three Months ended March 31, 2005 and March 31, 2004

Net Income - Net income for the quarter ended March 31, 2005 was $662 an increase of $412 or 164.80%, compared to the net income of $250 for the quarter ended March 31, 2004.  The increase is attributable to a 76.38% increase in net interest income from $1,728 for the quarter ended March 31, 2004 to $3,048 for the same period in 2005. The increase of $1,320 in net interest income was the result of overall growth of the Corporation , including a 60.82% increase in average loan balances in the three months ended March 31, 2005 compared to the same period in 2004. This positive effect was partially offset by a 35.42% increase in the provision for loan losses, from $480 during the three months ended March 31, 2004 to $650 for the same period in 2005. Also, non-interest expense increased by 43.05% to $1,525 for the three month period ended March 31, 2005 compared to $1,066 for the same period in 2004. The increase in the provision for loan losses was the result of funding the allowance for loan losses to match the significant loan growth. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004	% Increase

Interest income	$4,673	$2,572	81.68%
Interest expense	1,625	844	92.53
Net interest income	3,048	1,728	76.38
Provision for loan losses	650	480	35.42
Net interest after provision for loan losses	2,398	1,248	92.15
Noninterest income	208	228	(8.77)
Noninterest expense	1,525	1,066	43.05
Net income before taxes	1,081	410	163.65
Income tax expense	419	160	161.88
Net income	$662	$250	164.80%

Net Interest Income - Net interest income for the quarter ended March 31, 2005 was $3,048 compared to $1,728 for the same period in 2004, a gain of $1,320 or 76.38%.  The increase in net interest income was largely attributable to strong loan growth.  The average loan balance for the three months ended March 31 increased by 60.82% or $86,934 from $142,946 for that period in 2004 to $229,880 for the same period in 2005. Loan growth was matched by an increase in average deposits from $140,512 for the three months ended March 31, 2004 to $218,594 for the same period in 2005 – an increase of $78,082 or 55.56%.

Net Interest Margin - The net interest margin improved from 4.34% for the three months ended March 31, 2004 to 4.90% for the same period in 2005 due to an improved yield on earning assets offset to a lesser degree by an increase in the cost of funding. Interest income increased by $2,101 or 81.68%, from $2,572 during the quarter ended March 31, 2004 to $4,673 during the same period in 2005. The increase was primarily due to increased volume.  Average earning assets increased from $160,193 in the three months ended March 31, 2004 to $252,085 in the same period in 2005, an increase of $91,892 or 57.36%.  The increase in earning assets was due to loan growth. Average loan balances increased by $86,934 or 60.82%.  The average yield on earning assets increased from 6.45% in the quarter ended March 31, 2004 to 7.51% in the same period in 2005. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to recent increases in short term interest rates by the Federal Reserve Open Market Committee (FOMC).

Interest expense increased from $844 in the quarter ended March 31, 2004 to $1,625 in the quarter ended March 31, 2005. The $781 or 92.53%, increase in expense was due primarily to increases in the volume of deposits. Average deposits increased by $78,082 or 55.56%.  The cost of funds increased from 2.41% in the quarter ended March 31, 2004 to 3.00% in the same quarter in 2005, an increase of 59 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Corporation, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2004 and 2005. The table is presented on a tax equivalent basis if applicable.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest earning assets
Securities (taxable) (1)	$19,075	$194	4.07%	$13,789	$128	3.71%
Loans (2) (3)	229,880	4,463	7.87%	142,946	2,435	6.85%
Federal funds sold	3,130	16	2.06%	3,458	9	1.07%
Total interest earning assets	252,085	4,673	7.51%	160,193	2,572	6.45%

Noninterest earning assets
Cash and due from banks	3,197			2,678
Net fixed assets and equipment	601			670
Accrued interest and other assets	3,380			1,545

Total assets	$259,263			$165,086

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$218,594	1,618	3.00%	$140,512	843	2.41%
Federal funds purchased	817	6	3.84%	81	1	5.52%
Subordinated debt	92	1	6.73%	—	—	—
Total interest bearing liabilities	219,503	1,625	3.00%	140,593	844	2.41%

Noninterest bearing liabilities
Noninterest bearing demand deposits	14,586			10,561
Other liabilities	1,304			360
Shareholders’ equity	23,870			13,572

Total liabilities and shareholders’ equity	$259,263			$165,086

Net Interest Spread	4.51%			4.04%

Net Interest Margin	4.90%			4.34%

(1)          Unrealized loss of $273 and $113 is excluded from yield calculation for the quarter ended March 31, 2005 and 2004 respectively.

(2)          Non-accrual loans are included in average loan balances and loan fees of $140 and $104 are included in interest income for the quarter ended March 31, 2005 and 2004 respectively.

(3)          Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the three month periods ended March 31, 2005 and 2004 and identifies the impact of changes in volume and the changes in rate.

	March 31, 2005 change from March 31, 2004 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$1,649	$379	$2,028
Securities – taxable (1)	52	14	66
Federal funds sold	(1)	8	7
Total interest income	$1,700	$401	$2,101

Interest expense
Deposits (other than demand)	$545	$230	$775
Federal funds purchased	7	(2)	5
Subordinated debt	1	—	1
Total interest expense	$553	$228	$781

Net interest income	$1,147	$173	$1,320

(1) Unrealized loss of $273 and $113 is excluded from yield calculation for the quarter ended March 31, 2005 and 2004 respectively.

Provision for Loan Losses - The provision for loan losses for the quarter ended March 31, 2005 was $650, an increase of $170, or 35.42%, above the provision of $480 expensed in the same period in 2004.  This increase was primarily due to significant loan growth.

The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At March 31, 2005, the loan loss reserve of $3,173 was 1.31% of gross loans of $241,313.

Noninterest Income - The Bank earned $19 in mortgage origination fees during the quarter ended March 31, 2005 compared to $25 earned in 2004, a decline of $6 or 24.00%.  The decline in mortgage origination income is attributed to rising interest rates in mid-2004 and the slowing of refinancing activity. Management believes that rates will continue to rise and that the mortgage unit will provide a value-added service with modest revenue results. Income earned in the form of service charges on deposits totaled $26 for the quarter ended March 31, 2005, a  decrease of $4 compared to the same period in 2004. Sale of securities showed a loss of $4 for the three months ended March 31, 2005, compared with a gain of $11 for the same period in 2004. The Bank earned $144 on loan sale transactions in the quarter ended March 31, 2005, a 3.59% increase compared to $139 during the same period in 2004. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Noninterest Expense - Noninterest expense for the three months ended March 31, 2005 was $1,525, an increase of $459 or 43.05%, over the $1,066 expensed in the same period in 2004.  Approximately 60.00% of the increase was due to the addition of eight new employees during the period between the two quarters. At March 31, 2005, the Corporation had 35 full time employees. Assets per employee were  $6.5 million at March 31, 2004 and $8.1 million at March 31, 2005. Management targets $7 million per full time employee as a measure of staffing efficiency.

Efficiency Ratio

(dollars  in thousands )

	Three Months Ended March 31,
	2005	2004
Noninterest expense	$1,525	$1,066
Net interest income	3,048	1,728
Noninterest income	208	228
Total Revenues	$3,256	$1,956

Efficiency Ratio	46.84%	54.49%

Income Taxes - The Corporation’s effective tax rate for the quarter ended March 31, 2005 was 38.47% compared to 39.02% for the quarter ended March 31, 2004. Management anticipates that tax rates in future periods will approximate the rates paid in 2005.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Assets - Total assets at March 31, 2005 were $284,250, an increase of $38,333 or 15.59%, over total assets of $245,917 at December 31, 2004. Loan growth was the primary reason for the increase.  March 31, 2005 net loans were $238,140, up $24,814, or 11.63% over the December 31, 2004 total net loans of $213,326. Cash and due from financial institutions balances increased by

$6,297 from December 31, 2004 to March 31, 2005 primarily as a result of the issuance of $8 million in Trust Preferred Securities.

The Bank’s Business Bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  The Bank maintains a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at March 31, 2005 were $269,443, or 94.79% of total assets of $284,250.  Earning assets at December 31, 2004 were $238,518, or 96.99% of total assets of $245,917.

Loans - The Bank had total net loans of $238 million at March 31, 2005. The following table sets forth the composition of the Bank’s loan portfolio at March 31, 2005 and December 31, 2004 (dollars in thousands) :

	March 31, 2005	December 31, 2004
Real estate
Construction	$25,317	$22,813
1-4 family residential	16,081	15,963
Other	34,791	33,694
Commercial, financial and agricultural	161,315	139,799
Consumer	3,809	3,898

Total loans	$241,313	$216,617
Less: allowance for loan losses	(3,173)	(2,841)

Net loans	$238,140	$213,326

Composition of loan portfolio by type

(dollars in thousands)

	March 31, 2005	December 31, 2004
Real estate:
Construction	10.49%	10.55%
1 to 4 family residential	6.66%	7.38%
Other	14.42%	15.59%
Commercial, financial and agricultural	66.85%	64.67%
Consumer	1.58%	1.80%

Total	100%	100%

Management of the Bank periodically reviews the loan portfolio, particularly non-accrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. When a loan is classified as non-accrual, any unpaid interest is reversed against current income.  Interest is included in income thereafter only to the extent received in cash.  The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification.

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2005 and December 31, 2004:

(dollars in thousands)	March 31, 2005	December 31, 2004
Non-accrual loans
Number	16	17
Amount	$1,896	$2,161

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	5	4
Amount	$1,442	$111

Loans defined as “troubled debt restructurings”
Number	2	2
Amount	$1,541	$1,544

As of March 31, 2005 and December 31, 2004, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for loan losses - The maintenance of an adequate allowance for loan losses (ALL) is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to insure the adequacy of the loan loss reserve in accordance with generally accepted accounting principals (GAAP), the Bank’s stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was .14% for the three months ended March 31, 2005 and .21% for the three months ended March 31, 2004. The ALL as a percentage of the outstanding loans at the end of the period was 1.31% at March 31, 2005 and 1.41% at March 31, 2004. In management’s opinion, the commercial emphasis of the bank’s operation and the typically larger size and greater risk in commercial credits justify a reserve level in excess of historical results.

An analysis of the Bank’s loss experience is furnished in the following table for the quarter ended March 31, 2005 and the same period ended March 31, 2004:

(dollars in thousands)

	March 31, 2005	March 31, 2004
Allowance for loan losses at beginning of period	$2,841	$1,999
Less: net loan charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	131
Commercial, financial and agricultural	353	182
Consumer	4	13

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	1	—
Other	—	—
Commercial, financial and agricultural	15	13
Consumer	23	5

Net Charge-offs	$318	$308

Provision for loans charged to expense	650	480
Allowance for loan losses at end of period	$3,173	$2,171

	March 31, 2005	March 31, 2004
Net charge-offs as a percentage of average total loans outstanding during the period	0.14%	0.21%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.31%	1.41%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at March 31, 2005 was $20,820 compared to $18,610 at December 31, 2004.  The Corporation views the securities portfolio as a source of income and liquidity.  Management has maintained the portfolio at 7.32% of total assets at March 31, 2005 and 7.56% of total assets at December 31, 2004.

Liabilities - The Bank relies on a growing deposit base to fund loan and other asset growth. The Bank competes for local deposits by offering attractive products with premium rates.  The Bank also obtains funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and acquirers of funds to credit unions, school districts, labor unions, and other organizations with excess liquidity. The process is highly efficient and the average rate is generally less than rates paid in the local market. Wholesale deposits are categorized as “Purchased Time Deposits” on the detail of deposits shown in the table below.

Total deposits at March 31, 2005 were $250,468, up $29,074 or 13.13% over the December 31, 2004 total deposits of $221,394. Total average deposits during the quarter ending March 31, 2005 were $233,180, an increase of $82,107, or 54.34% over the total average deposits of $151,073 during the quarter ending March 31, 2004. Average noninterest bearing deposits increased by $4,025, or 38.11%, from $10,561 in the quarter ending March 31, 2004 to $14,586 in the quarter ending March 31, 2005. Average deposit balances for the three months ended March 31, 2005 and 2004 and the average rates paid on those balances are shown below.

Deposits

(dollars in thousands)

	Three Months Ended March 31,
	2005		2004
		Average		Average
	Average Balance	Rate Paid (1)	Average Balance	Rate Paid (1)
Types of Deposits
Noninterest-bearing demand deposits	$14,586	—	$10,561	—
Interest-bearing demand deposits	2,122	0.89%	1,310	0.00%
Money market accounts	31,583	3.17%	12,399	1.48%
Savings accounts	27,476	2.54%	36,056	2.41%
IRA accounts	1,022	3.61%	1,040	3.69%
Purchased time deposits	135,874	3.07%	75,486	2.54%
Time deposits	20,517	3.22%	14,221	2.72%
Total deposits	$233,180		$151,073

(1) Rate is annualized

Subordinated Debt - In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust ( the “Trust I”). In March 2005, Trust I issued and sold 8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, the Corporation issued to Trust I $8,000,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a  6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter. In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), the Trust I is not consolidated. The subordinated debentures are reported as a liability on the balance sheet of the Corporation.

Off-balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2005, the Bank had unfunded loan commitments outstanding of $31 million and unfunded lines of credit and letters of credit of $7.4 million. These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, the Bank can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where the Bank has available federal fund lines totaling $5.5 million.

Capital Resources/Liquidity

Liquidity - Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes its liquidity ratios meet the general FDIC guidelines and the Corporation has assets and borrowing capacity to provide adequate liquidity. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Capital Adequacy - The objective of the Bank’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, the Bank must increase capital by generating earnings, issuing equities, borrowing funds, or a combination of those activities. If growth exceeds expectations, The Bank may need to raise capital in the capital markets. For example, in 2004 the Corporation issued equity securities increasing capital by $8.5 million.  In March 2005, the Corporation’s subsidiary Trust I issued $8 million in Trust Preferred Securities that meet the capital guidelines to be classified as Tier I capital as explained below.

The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies.  These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.  In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II.  Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators.  The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital.  In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks and bank holding companies.  The bank regulators adopted regulations defining these five capital categories in September 1992.  Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

At March 31, 2005 and December 31, 2004, The Bank’s and the Corporation’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	March 31,	December 31,	be considered
	2005	2004	well-capitalized

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	11.64%	10.71%	6.00%
Tennessee Commerce Bancorp, Inc.	12.92%	10.81%	6.00%

Total capital to risk-weighted assets
Tennessee Commerce Bank	12.89%	11.96%	10.00%
Tennessee Commerce Bancorp, Inc.	14.17%	12.06%	10.00%

Tier 1 leverage ratio
Tennessee Commerce Bank	11.26%	9.73%	5.00%
Tennessee Commerce Bancorp, Inc.	12.50%	9.83%	5.00%

On March 31, 2005 and December 31, 2004, both the Bank and the Corporation exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

Impact of Inflation and Changing Prices - The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  The impact of inflation on operations of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

ITEM 3: QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Like all financial institutions, the Corporation is subject to market risk from changes in interest rates.  Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities.  Management develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s Balance Sheet. Management conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Corporation’s Board of Directors.

Management uses a computer model to analyze the maturities of rate sensitive assets and liabilities.  The model measures the “GAP” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. GAP is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities.  If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”.  Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. The model measures scheduled maturities in periods of three months, four to twelve months, one to five years, and over five years.

The table below illustrates the rate sensitive position of the Corporation at March 31, 2005. Management uses the one year GAP as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$10,483	$—	$—	$—	$—	$10,483

Securities
U.S. government agencies	—	—	—	4,369	8,564	12,933
Mortgage-backed securities	—	813	2,460	2,140	2,473	7,887
Total securities		813	2,460	6,509	11,037	20,820

Total loans	71,922	35,335	63,168	68,193	2,694	241,313

Total Interest Earning Assets	82,405	36,148	65,629	74,703	13,731	272,616

Other Assets	—	—	—	—	11,634	11,634

Total Assets	$82,405	$36,148	$65,629	$74,703	$25,365	$284,250

Interest Bearing Liabilities
Deposits
Interest checking	$2,203	$—	$—	$—	$—	$2,203
Money market and savings	59,873	—	—	—	—	59,873
Time deposits	—	24,798	90,184	59,531	—	174,513
Total deposits	62,076	24,798	90,184	59,531	—	236,589

Subordinated Debt	—	—	—	—	8,248	$8,248

Total Interest Bearing Liabilities	62,076	24,798	90,184	59,531	8,248	$244,837

Other Liabilities	—	—	—	—	15,359	15,359

Shareholders’ Equity	—	—	—	—	24,054	24,054

Total Liabilities and Shareholders’ Equity	$62,076	$24,798	$90,184	$59,531	$47,661	$284,250

Rate Sensitive Gap by period	$20,329	$11,350	$(24,555)	$15,172	$13,731

Cumulative Gap		$31,679	$7,124	$22,296

Cumulative Gap as a percent of Total Assets		11.14%	2.50%	7.84%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	1.33	1.36	1.04	1.09	1.15

In mid-2004, the Federal Reserve Open Market Committee began a series of interest rate increases which the FOMC indicated would continue “at a measured pace”.  By year-end 2004, short term interest rates had been increased by 100 basis points.  Management has positioned the Bank for a rising rate environment by maintaining an “asset sensitive” balance sheet in which more assets will reprice than liabilities.  Management achieved this position during fourth quarter, 2004, by offering higher rates of interest on deposit liabilities in the two to three year maturity range.  At March 31, 2005, the Corporation’s one year GAP was 1.04.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the net interest margin of an immediate shift in interest rates in either direction.  Although this is a static model which provides information only at a certain point in time, it is useful is assessing the impact of an unanticipated movement in interest rates. As shown below, the net interest dollar amount decrease assuming a 300 basis point drop in interest rates is .07% of the average assets for the quarter ended March 31, 2005.

The chart below identifies the net interest margin impact of a shift in rates of 100, 200, and 300 basis points in either direction.

Interest Income and Expense Under Rate Shock

(dollars in thousands)

At March 31, 2005

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Net Interest Income	$12,501	$12,602	$12,688	$12,742	$12,744	$12,712	$12,668

Actual dollar risk	(242)	(140)	(54)	—	2	(31)	(74)

Percent of risk	1.90%	1.10%	.43%	—	.01%	.24%	.58%

Percent of average assets	.07%	.04%	.02%	—	0.00%	.01%	.02%

ITEM 4: CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including it Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

B. Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A.           During March through August in 2004, the Corporation sold 775,000 shares of its common stock in a public offering at a per share price of $11.00.  91,822 shares were sold at a per share price of $11.00 during the three months ended March 2004. The proceeds were used for general corporate purposes. This offering was limited to residents of the state of Tennessee, and the Corporation relied on the exemption provided by Section 3(a)(11) of the Securities Act of 1933, relating to securities issued only in the state where the issuer is located. No shares were sold in the three months ended March 31, 2005.

During June of 2004, H. Lamar Cox, the Chief Financial Officer exercised the option to purchase 2,000 shares of common stock at an exercise price of $11.00 per share.  This exercise of stock options was a transaction by the Corporation that did not involve a public offering.  The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

During August of 2004, Junie Nuestro, a former employee exercised the option to purchase 1,000 shares of common stock at an exercise price of $7.00 per share.  This exercise of stock options was a transaction by the Corporation that did not involve a public offering.  The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

B.             None

C.             None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

A.           None

B.             None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

A.           None

B.             None

ITEM 6: EXHIBITS

Index to Exhibits

Exhibit No.	Description

2.1 *	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.

2.2 *	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.

3.1*	Charter of Tennessee Commerce Bancorp, Inc.

3.2 *	Bylaws of Tennessee Commerce Bancorp, Inc.

10.1 *	Tennessee Commerce Bancorp, Inc. Stock Option Plan – Employees

10.2 *	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Plan – Directors

10.3 *	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Plan – Incorporators

10.4 *	Tennessee Commerce Bancorp, Inc. 2003 Stock Option Plan – Directors

10.5 *	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf

10.6 *	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp

10.7 *	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox

10.8 *	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Arthur F. Helf

10.9 *	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Michael R. Sapp

10.10 *	Employment Agreement between Tennessee Commerce Bancorp, Inc. and H. Lamar Cox

11.1	Computation of Per Share Earnings

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form 10 as filed with the Securities Exchange Commission on April 29, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 1, 2005	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

August 1, 2005	/s/ H. Lamar Cox
(Date)	H. Lamar Cox
Chief Financial Officer