Form 10-Q
period 2005-06-30
Tennessee Commerce Bancorp, Inc.
filed 2005-08-12
CIK 1323033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File Number 000-51281

TENNESSEE COMMERCE BANCORP,  INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1815881
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

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

YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date : Common stock outstanding (par value $0.50 per share ) : 3,238,674 shares at July 31, 2005.

Tennessee Commerce Bancorp, Inc.

Table of Contents

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	1

	Consolidated Statements of Income and Comprehensive Income (unaudited) for the Six Months Ended June 30, 2005 and 2004 and for the Three Months Ended June 30, 2005 and 2004	2

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Six Months Ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements (unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22-24

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25-26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26-27

Item 5.	Other Information	27

Item 6.	Exhibits	27-28

Signatures		29

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

(dollars in thousands except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$2,874	$3,838
Federal funds sold	7,288	6,582
Cash and cash equivalents	10,162	10,420
Securities available for sale	21,756	18,610
Loans	279,879	216,167
Allowance for loan losses	(3,727)	(2,841)
Net loans	276,152	213,326

Premises and equipment, net	808	609
Accrued interest receivable	1,539	1,104
Restricted equity securities	453	321
Deferred tax asset	560	597
Other assets	1,915	930

Total assets	$313,345	$245,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$17,634	$15,239
Interest-bearing	261,547	206,155
Total deposits	279,181	221,394

Accrued interest payable	709	445
Accrued bonuses	207	125
Long-term subordinated debt	8,248	—
Other liabilities	57	353
Total liabilities	288,402	222,317
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.50 par value. Authorized 5,000,000 shares; Issued and outstanding 3,238,674 at June 30, 2005 and December 31, 2004	1,619	1,619
Additional paid-in capital	21,401	21,401
Retained earnings	1,997	714
Accumulated other comprehensive income (loss)	(74)	(134)
Total shareholders’ equity	24,943	23,600

Total liabilities and shareholders’ equity	$313,345	$245,917

Note : The balance sheet presented above at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Interest income
Loans, including fees	$9,752	$5,182	$5,290	$2,748
Securities	406	278	211	150
Federal funds sold	63	26	47	16
Total interest income	10,221	5,486	5,548	2,914

Interest expense
Deposits	3,681	1,764	2,064	921
Other	150	2	142	1
Total interest expense	3,831	1,766	2,206	922

Net interest income	6,390	3,720	3,342	1,992

Provision for loan losses	1,800	905	1,150	425

Net interest income after provision for loan losses	4,590	2,815	2,192	1,567

Non interest income
Service charges on deposit accounts	54	67	28	38
Mortgage banking	39	54	20	29
Securities gains	4	11	7	—
Gain on sale of loans	440	139	295	—
Other	38	31	16	7
Total non interest income	575	302	366	74

Non interest expense
Salaries and employee benefits	1,788	1,244	885	620
Occupancy and equipment	288	231	162	154
Data processing fees	226	151	113	69
Professional fees	162	150	75	107
Other	524	386	227	146
Total non interest expense	2,988	2,162	1,462	1,096

Income before income taxes	2,177	955	1,096	545

Income tax expense	894	377	475	217

Net income	1,283	578	621	328
Unrealized gains (losses) on securities, net	60	(218)	268	(343)
Comprehensive income (loss)	1,343	360	889	(15)

Earnings per share (EPS):
Basic EPS	$.40	$.22	$.19	$.12
Diluted EPS	.37	.21	.18	.12

Weighted average shares outstanding:
Basic	3,238,674	2,568,116	3,238,674	2,674,548
Diluted	3,479,977	2,710,023	3,479,977	2,816,119

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 and 2004

(UNAUDITED)

(dollars in thousands except share data)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid-In	Earnings	Comprehensive	Shareholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2003	$1,230	$13,245	$(952)	$(125)	$13,398
Comprehensive income
Net income	—	—	578	—	578
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(225)	(225)
Reclassification adjustment for gains included in net income, net of $4 in tax	—	—	—	7	7

Total comprehensive income					360

Issuance of 520,352 common shares	260	5,456	—	—	5,716

Balance at June 30, 2004	$1,490	$18,701	$(374)	$(343)	$19,474

Balance at December 31, 2004	$1,619	$21,401	$714	$(134)	$23,600
Comprehensive income
Net income	—	—	1,283	—	1,283
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	57	57
Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	3	3

Total comprehensive income					1,343

Balance at June 30, 2005	$1,619	$21,401	$1,997	$(74)	$24,943

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

(dollars in thousands except share data)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities
Net income	$1,283	$578
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	80	80
Deferred loan fees	(2)	(1)
Provision for loan losses	1,800	905
FHLB stock dividends	(7)	(4)
Net amortization of investment securities	22	28
Gain on sales of securities	(4)	(11)
Change in:
Accrued interest receivable	(435)	(124)
Accrued interest payable	264	29
Other assets and liabilities	(951)	(309)
Net cash from operating activities	2,050	1,171

Cash flows from investing activities
Purchases of securities available for sale	(5,470)	(7,973)
Proceeds from sales of securities available for sale	1,489	1,478
Proceeds from maturities, prepayments and calls of securities available for sale	914	1,675
Investment in unconsolidated subsidiary	(248)	—
Net change in loans	(64,624)	(38,175)
Purchases of Federal Home Loan Bank Stock	(125)	(82)
Net purchases of premises and equipment	(279)	(39)
Net cash from investing activities	(68,343)	(43,116)

Cash flows from financing activities
Net change in deposits	57,787	37,879
Proceeds from long-term subordinated debt	8,248	—
Proceeds from issuance of common stock	—	5,716
Net cash from financing activities	66,035	43,595

Net change in cash and cash equivalents	(258)	1,650

Cash and cash equivalents at beginning of period	10,420	7,723

Cash and cash equivalents at end of period	$10,162	$9,373

Supplemental cash flow information:
Cash paid during period for interest	$3,567	$1,737
Cash paid during period for income taxes	1,289	327

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

The unaudited consolidated financial statements as of June 30, 2005 and for the six and three month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the 2004 consolidated financial statements and footnotes thereto included in the Corporation’s Form 10.

Note 2 – Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Basic
Net income	$1,283	$578	$621	$328

Weighted average common shares outstanding	3,238,674	2,568,116	3,238,674	2,674,548

Basic earnings per common share	$0.40	$0.22	$0.19	$0.12
Diluted
Net income	$1,283	$578	$621	$328

Weighted average common shares outstanding for basic earnings per common share	3,238,674	2,568,116	3,238,674	2,674,548
Add: Dilutive effects of assumed exercises of stock options	241,303	141,907	241,303	141,571

Average shares and dilutive potential common shares	3,479,977	2,710,023	3,479,977	2,816,119

Diluted earnings per common share	$0.37	$0.21	$0.18	$0.12

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

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net income as reported	$1,283	$578	$621	$328
Deduct: Stock-based compensation expense determined under fair value based method	25	70	12	35

Pro forma net income	$1,258	$508	$609	$293

Basic earnings per share as reported	$0.40	$0.22	0.19	0.12
Pro forma basic earnings per share	0.39	0.20	0.19	0.11

Diluted earnings per share as reported	0.37	0.21	0.18	0.12
Proforma diluted earnings per share	0.36	0.19	0.18	0.10

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004

Risk-free interest rate	n/a	3.23%
Expected option life	n/a	7 years
Dividend yield	n/a	0.0%

No options were granted during the three or six month period ending June 30, 2005. The weighted average fair value of options granted during the six month period ending June 30, 2004 was $ 2.23.  There were no options granted during the three month period ending June 30, 2004.

Note 4 – Trust Preferred Securities

In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust (the “Trust I”). In March 2005, Trust I issued and sold 8,000 Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, the Corporation issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a  6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

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

Business Bank Strategy - The Bank is located in Franklin, Tennessee, fifteen miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation and the Bank conducts business from a single location in the Cool Springs commercial area of Franklin. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The “Business Bank” strategy emphasizes banking services for small to medium sized businesses, entrepreneurs, and professionals.  The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank.  This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses.

The Bank does not compete based on the traditional definition of “convenience” and has no plans to develop a branch bank network.  Business is conducted from a single office with no teller line, drive-through window or extended banking hours.  The Bank competes by providing responsive and personalized service to meet customer needs.  Convenience is created by technology and by a free courier service which transports deposits directly from the customer’s location to the Bank.  The Bank provides free electronic banking and cash management tools and on-site training for business customers.  The Bank competes for consumer business by providing superior products, attractive deposit rates, free Internet Banking services, and access to a third party regional ATM network. The Bank targets service, manufacturing, and professional customers and avoids retail businesses with high transaction volume.

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

Overview of Operating Results for the Three and Six Months ended June 30, 2005 and June 30, 2004 and Financial Condition at June 30, 2005 and December 31, 2004.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 reflected a 89.32% increase in net income and a 50.00% increase in earnings per share, assuming dilution. The increase in earnings resulted primarily from a 67.77% increase in net interest income due to higher average loan balances. Also, noninterest income increased by $292 for the three months ended June 2005 compared to the same period in 2004. This was due to an increase of $295 in loan sale gains between the two three month periods. These increases were partially offset by increases in noninterest expense and the provision for loan losses. For the six months ended June 30, 2005, net income was $1,283, an increase of $705 or 121.97% compared to net income of $578 for the same period in 2004. Diluted earnings per share increased $.16 per share or 76.19% for the six months ended June 30, 2005 compared to the same period in 2004. The six months ended June 30, 2005, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $67,428 or 27.41% from $245,917 at December 31, 2004 to $313,345 at June 30, 2005. Net loans increased by 29.45% or $62,826 from December 31, 2004 to June 30, 2005, while total deposits increased by 26.10% or $57,787 during that same period.

Comparison of Operating Results for the Three Months ended June 30, 2005 and June 30, 2004

Net Income - Net income for the three months ended June 30, 2005 was $621 an increase of $293 or 89.32%, compared to the net income of $328 for the three months ended June 30, 2004.  The increase is primarily attributable to a 67.77% increase in net interest income from $1,992 for the three months ended June 30, 2004 to $3,342 for the same period in 2005. The increase of $1,350 in net interest income was the result of overall growth of the Corporation, including a 62.00% increase in the ending net loan balance from June 30, 2004 to the same date in 2005. Noninterest income increased 394.59% or $292, from $74 in the quarter ended June 30, 2004 to $366 for the same period in 2005. This was due to an increase of $295 in loan sale gains between the two three month periods. These increases were partially offset by a $725 increase in the provision for loan losses, from $425 during the three months ended June 30, 2004 to $1,150 for the same period in 2005. Also, noninterest expense increased by 33.39% to $1,462 for the three month period ended June 30, 2005 compared to $1,096 for the same period in 2004. The increase in the provision for loan losses was the result of funding the allowance for loan losses to match the significant loan growth. The increase in noninterest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

Net Interest Income - Net interest income for the three months ended June 30, 2005 was $3,342 compared to $1,992 for the same period in 2004, a gain of $1,350 or 67.77%.  The increase in net interest income was largely attributable to strong loan growth.  The ending net loan balance at June 30 increased by 62.00% or $105,694 from $170,458 in 2004 to $276,152 for the same date in 2005. Loan growth was matched by an increase in deposits from $180,172 at June 30, 2004 to $279,181 for the same date in 2005 – an increase of $99,009 or 54.95%.

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2005 was $1,150, an increase of $725, or 170.59%, above the provision of $425 expensed in the same period in 2004.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At June 30, 2005, the loan loss reserve of $3,727 was 1.33% of gross loans of $279,879.

Noninterest Income – Noninterest income increased 394.59% or $292, from $74 in the quarter ended June 30, 2004 to $366 for the same period in 2005. The increase was primarily due to an increase in net gains on loan sales of $295 for the quarter ended June 30, 2005 compared to the same quarter in 2004. This increase was primarily due to one loan transaction in June 2005 resulting in a gain of $178.

Noninterest Expense – Noninterest expense for the three months ended June 30, 2005 was $1,462, an increase of $366 or 33.39%, over the $1,096 expensed in the same period in 2004.  Approximately 72.67% of the increase was due to the addition of nine new employees during the period between the two quarter end dates. At June 30, 2005, the Corporation had 38 full time employees.

Comparison of Operating Results for the Six Months ended June 30, 2005 and June 30, 2004

Net Income - Net income for the six months ended June 30, 2005 was $1,283 an increase of $705 or 121.97%, compared to the net income of $578 for the two quarters ended June 30, 2004.  The increase is attributable to a 71.77% increase in net interest income from $3,720 for the six months ended June 30, 2004 to $6,390 for the same period in 2005. The increase of $2,670 in net interest income was the result of overall growth of the Corporation, including a 63.42% increase in average loan balances in the six months ended June 30, 2005 compared to the same period in 2004. This positive effect was partially offset by a 98.89% increase in the provision for loan losses, from $905 during the six months ended June 30, 2004 to $1,800 for the same period in 2005. Also, noninterest expense increased by 38.20% to $2,988 for the six month period ended June 30, 2005 compared to $2,162 for the same period in 2004. The increase in the provision for loan losses was the result of funding the allowance for loan losses to match the significant loan growth. The increase in noninterest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

(dollars in thousands)

	Six Months Ended June 30,
	2005	2004	% Increase

Interest income	$10,221	$5,486	86.31%
Interest expense	3,831	1,766	116.93
Net interest income	6,390	3,720	71.77
Provision for loan losses	1,800	905	98.89
Net interest after provision for loan losses	4,590	2,815	63.05
Noninterest income	575	302	90.39
Noninterest expense	2,988	2,162	38.20
Net income before taxes	2,177	955	127.95
Income tax expense	894	377	137.13
Net income	$1,283	$578	121.97%

Net Interest Income - Net interest income for the six months ended June 30, 2005 was $6,390 compared to $3,720 for the same period in 2004, a gain of $2,670 or 71.77%.  The increase in net interest income was largely attributable to strong loan growth.  The average loan balance for the six months ended June 30 increased by 63.42% or $96,527 from $152,187 for that period in 2004 to $248,714 for the same period in 2005. Loan growth was matched by an increase in average deposits from $159,400 for the six months ended June 30, 2004 to $248,816 for the same period in 2005 – an increase of $89,416 or 56.09%.

Net Interest Margin - The net interest margin improved from 4.41% for the six months ended June 30, 2004 to 4.75% for the same period in 2005 due to an improved yield on earning assets offset to a lesser degree by an increase in the cost of funding. Interest income increased by $4,735 or 86.31%, from $5,486 during the six months ended June 30, 2004 to $10,221 during the same period in 2005. The increase was primarily due to increased volume.  Average earning assets increased from $169,418 in the six months ended June 30, 2004 to $270,721 in the same period in 2005, an increase of $101,303 or 59.79%.  The increase in earning assets was due to loan growth. Average loan balances increased by $96,527 or 63.42%.  The average yield on earning assets increased from 6.51% in the six months ended June 30, 2004 to 7.61% in the same period in 2005. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to increases in short term interest rates by the Federal Reserve Open Market Committee (FOMC).

Interest expense increased from $1,766 in the six months ended June 30, 2004 to $3,831 in the six months ended June 30, 2005. The $2,065 or 116.93%, increase in expense was due primarily to increases in the volume of deposits. Average interest bearing deposits increased by $86,030 or 58.38%.  The cost of funds increased from 2.41% in the six months ended June 30, 2004 to 3.25% in the same period in 2005, an increase of 84 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Corporation, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2004 and 2005. The table is presented on a tax equivalent basis if applicable.

(dollars in thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest earning assets
Securities (taxable) (1)	$20,023	$406	4.03%	$14,787	$278	3.75%
Loans (2) (3)	245,453	9,752	8.01%	150,054	5,182	6.94%
Federal funds sold	5,245	63	2.42%	4,577	26	1.15%
Total interest earning assets	270,721	10,221	7.61%	169,418	5,486	6.51%

Noninterest earning assets
Cash and due from banks	3,663			2,968
Net fixed assets and equipment	675			657
Accrued interest and other assets	3,813			1,706

Total assets	$278,872			$174,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities
Deposits (other than demand)	$233,369	$3,681	3.18%	$147,339	$1,764	2.41%
Federal funds purchased	508	10	3.84%	188	2	2.38%
Subordinated debt	4,192	140	6.75%	—	—	—
Total interest bearing liabilities	238,069	3,831	3.25%	147,527	1,766	2.41%

Noninterest bearing liabilities
Noninterest bearing demand deposits	15,447			12,061
Other liabilities	1,241			332
Shareholders’ equity	24,115			14,829

Total liabilities and shareholders’ Equity	$278,872			$174,749

Net Interest Spread	4.36%			4.09%

Net Interest Margin	4.75%			4.41%

(1)          Unrealized loss of $307 and $227 is excluded from yield calculation for the six months ended June 30, 2005 and 2004 respectively.

(2)          Non-accrual loans are included in average loan balances and loan fees of $757 and $313 are included in interest income for the six months ended June 30, 2005 and 2004 respectively.

(3)          Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the three month periods ended June 30, 2005 and 2004 and identifies the impact of changes in volume and the changes in rate.

(dollars in thousands)

	June 30, 2005 change from June 30, 2004 due to:
	Volume	Rate	Total

Interest income
Loans	$3,695	$875	$4,570
Securities – taxable (1)	103	25	128
Federal funds sold	4	33	37
Total interest income	3,802	933	4,735

Interest expense
Deposits (other than demand)	1,242	675	1,917
Federal funds purchased	6	2	8
Subordinated debt	140	—	140
Total interest expense	1,388	677	2,065

Net interest income	$2,414	$256	$2,670

(1) Unrealized loss of $307 and $227 is excluded from yield calculation for the six months ended June 30, 2005 and 2004 respectively.

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2005 was $1,800, an increase of $895, or 98.89%, above the provision of $905 expensed in the same period in 2004.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At June 30, 2005, the loan loss reserve of $3,727 was 1.33% of gross loans of $279,879.

Noninterest Income - The Bank earned $39 in mortgage origination fees during the six months ended June 30, 2005 compared to $54 earned in 2004, a decline of $15 or 27.77%.  The decline in mortgage origination income is attributed to rising interest rates in from mid-2004 and the slowing of refinancing activity. Management believes that rates will continue to rise and that the mortgage unit will provide a value-added service with modest revenue results. Income earned in the form of service charges on deposits totaled $54 for the six months ended June 30, 2005, a decrease of $13 compared to the same period in 2004.  Sale of securities showed a gain of $4 for the six months ended June 30, 2005, compared with a gain of $11 for the same period in 2004. The Bank earned $440 on loan sale transactions in the six months ended June 30, 2005, a 216.54% increase compared to $139 during the same period in 2004. This increase is primarily due to one loan sale transaction in June 2005 resulting in a gain of $178. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Noninterest Expense – Noninterest expense for the six months ended June 30, 2005 was $2,988, an increase of $826 or 38.20%, over the $2,162 expensed in the same period in 2004.  Approximately 65.85% of the increase was due to the addition of nine new employees during the period between the two quarter end dates. At June 30, 2005, the Corporation had 38 full time employees. Assets per employee were $8.5 million at June 30, 2004 and $8.2 million at June 30, 2005.  Management targets $7 million per full time employee as a measure of staffing efficiency.

Efficiency Ratio

(dollars in thousands )

	Six Months Ended June 30,
	2005	2004

Noninterest expense	$2,988	$2,162
Net interest income	6,390	3,720
Noninterest income	575	302
Total Revenues	$6,965	$4,022

Efficiency Ratio	42.90%	53.75%

Income Taxes - The Corporation’s effective tax rate for the six months ended June 30, 2005 was 41.06% compared to 39.48% for the six months ended June 30, 2004. Management anticipates that tax rates in future periods will approximate the rates paid in 2004.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Assets - Total assets at June 30, 2005 were $313,345, an increase of $66,428 or 27.01%, over total assets of $245,917 at December 31, 2004. Loan growth was the primary reason for the increase.  June 30, 2005 net loans were $276,152, up $62,826, or 29.45% over the December 31, 2004 total net loans of $213,326.

The Bank’s Business Bank model of operation generally results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  The Bank maintains a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at June 30, 2005 were $305,196, or 97.39% of total assets of $313,345.  Earning assets at December 31, 2004 were $238,518, or 96.99% of total assets of $245,917.

Loans - The Bank had total net loans of $276 million at June 30, 2005. The following table sets forth the composition of the Bank’s loan portfolio at June 30, 2005 and December 31, 2004 (dollars in thousands) :

	June 30,	December 31,
	2005	2004

Real estate
Construction	$31,135	$22,813
1-4 family residential	16,119	15,963
Other	39,670	33,694
Commercial, financial and agricultural	188,971	139,799
Consumer	3,984	3,898

Total loans	$279,879	$216,617
Less: allowance for loan losses	(3,727)	(2,841)

Net loans	$276,152	$213,326

Composition of loan portfolio by type

(dollars in thousands)

	June 30,	December 31,
	2005	2004

Real estate:
Construction	11.12%	10.55%
1 to 4 family residential	5.77%	7.38%
Other	14.17%	15.59%
Commercial, financial and agricultural	67.52%	64.67%
Consumer	1.42%	1.80%

Total	100%	100%

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2005 and December 31, 2004:

  (dollars in thousands)

	June 30,	December 31,
	2005	2004

Non-accrual loans
Number	16	17
Amount	$1,346	$2,161

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	12	4
Amount	$1,628	$111

Loans defined as “troubled debt restructurings”
Number	2	2
Amount	$1,539	$1,544

Total nonperforming loans and accruing loans past due 90 days or more	$4,513	$3,816

As of June 30, 2005 and December 31, 2004, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The loss ratio (net charge-offs as a percentage of average loans) was .37% for the six months ended June 30, 2005 and .39% for the six months ended June 30, 2004. The ALL as a percentage of the outstanding loans at the end of the period was 1.33% at June 30, 2005 and 1.34% at June 30, 2004. In management’s opinion, the commercial emphasis of the bank’s operation and the typically larger size and greater risk in commercial credits justify an ALL in excess of historical results.

An analysis of the Bank’s loss experience is furnished in the following table for the six months ended June 30, 2005 and the same period ended June 30, 2004:

(dollars in thousands)

	June 30,	June 30,
	2005	2004

Allowance for loan losses at beginning of period	$2,841	$1,999
Less: net loan charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	131
Commercial, financial and agricultural	987	466
Consumer	4	31

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	1	—
Other	—	—
Commercial, financial and agricultural	53	28
Consumer	23	6

Net Charge-offs	$914	$594

Provision for loans charged to expense	1,800	905
Allowance for loan losses at end of period	$3,727	$2,310

Net charge-offs as a percentage of average total loans outstanding during the period	.37%	.39%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.33%	1.34%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at June 30, 2005 was $21,756 compared to $18,610 at December 31, 2004.  The Corporation views the securities portfolio as a source of income and liquidity.  Management has maintained the portfolio at 6.94% of total assets at June 30, 2005 and 7.56% of total assets at December 31, 2004.

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

Total deposits at June 30, 2005 were $279,181, up $57,787 or 26.10% over the December 31, 2004 total deposits of $221,394. Total average deposits during the six months ending June 30, 2005 were $248,816, an increase of $89,416, or 56.09% over the total average deposits of $159,400 during the six months ending June 30, 2004. Average noninterest bearing deposits increased by $3,386, or 28.07%, from $12,061 in the six months ending June 30, 2004 to $15,447 in the six months ending June 30, 2005. Average deposit balances for the six months ended June 30, 2005 and 2004 and the average rates paid on those balances are shown below.

Deposits

(dollars in thousands)

	Six Months Ended June 30,
	2005		2004
		Average		Average
	Average	Rate	Average	Rate
	Balance	Paid (1)	Balance	Paid (1)

Types of Deposits
Noninterest-bearing demand deposits	$15,447	—	$12,061	—
Interest-bearing demand deposits	2,625	1.24%	1,388	0.00%
Money market accounts	33,683	3.34%	13,598	1.62%
Savings accounts	25,510	2.57%	35,849	2.41%
IRA accounts	1,167	3.81%	1,043	3.61%
Purchased time deposits	140,978	3.24%	80,784	2.54%
Time deposits	29,406	3.48%	14,677	2.57%

Total deposits	$248,816		$159,400

(1)  Rate is annualized

Subordinated Debt - In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust (the “Trust I”). In March 2005, Trust I issued and sold 8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, the Corporation issued to Trust I $8.248 million of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a  6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter. In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), the Trust I is not consolidated. The subordinated debentures are reported as a liability on the balance sheet of the Corporation.

Off-balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2005, the Bank had unfunded loan commitments outstanding of $37.6 million and unfunded lines of credit and letters of credit of $4.9 million. These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, the Bank can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where the Bank has available federal fund lines totaling $12 million.

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

At June 30, 2005 and December 31, 2004, The Bank’s and the Corporation’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	June 30,	December 31,	be considered
	2005	2004	well-capitalized

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	10.38%	10.71%	6.00%
Tennessee Commerce Bancorp, Inc.	11.45%	10.81%	6.00%

Total capital to risk-weighted assets
Tennessee Commerce Bank	11.63%	11.96%	10.00%
Tennessee Commerce Bancorp, Inc.	12.70%	12.06%	10.00%

Tier 1 leverage ratio
Tennessee Commerce Bank	10.04%	9.73%	5.00%
Tennessee Commerce Bancorp, Inc.	11.08%	9.83%	5.00%

On June 30, 2005 and December 31, 2004, both the Bank and the Corporation exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

The table below illustrates the rate sensitive position of the Corporation at June 30, 2005. Management uses the one year GAP as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(dollars in thousands)

		1-3	4-12	1-5	Over
Maturities:	Floating	Months	Months	Years	5 Years	Total

Interest Earning Assets
Federal funds sold	$7,288	$—	$—	$—	$—	$7,288

Securities
U.S. government agencies	—	6,945	—	2,543	4,782	14,270
Mortgage-backed securities	—	815	2,475	2,406	1,790	7,486
Total securities	—	7,760	2,475	4,949	6,572	21,756

Total loans	84,845	32,549	77,181	81,281	4,023	279,879

Total Interest Earning Assets	92,133	40,309	79,656	86,230	10,595	308,923

Other Assets	—	—	—	—	4,422	4,422

Total Assets	$92,133	$40,309	$79,656	$86,230	$15,017	$313,345

Interest Bearing Liabilities
Deposits
Interest checking	$3,012	$—	$—	$—	$—	$3,012
Money market and savings	57,897	—	—	—	—	57,897
Time deposits	—	32,442	105,017	63,178	—	200,637
Total deposits	60,909	32,442	105,017	63,178	—	261,546

Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	60,909	32,442	105,017	63,178	8,248	269,794

Other Liabilities	—	—	—	—	18,608	18,608

Shareholders’ Equity	—	—	—	—	24,943	24,943

Total Liabilities and Shareholders’ Equity	$60,909	$32,442	$105,017	$63,178	$51,799	$313,345

Rate Sensitive Gap by period	$31,224	$7,867	$(25,361)	$23,052	$2,347

Cumulative Gap		$39,091	$13,730	$36,782

Cumulative Gap as a percent Of Total Assets		12.48%	4.38%	11.74%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	1.51	1.42	1.07	1.14	1.15

In mid-2004, the Federal Reserve Open Market Committee began a series of interest rate increases which the FOMC indicated would continue “at a measured pace”.  By June 30, 2005, short term interest rates had been increased by 225 basis points.  Management has positioned the Bank for a rising rate environment by maintaining an “asset sensitive” balance sheet in which more assets will reprice than liabilities.  Management achieved this position during fourth quarter, 2004, by offering higher rates of interest on deposit liabilities in the two to three year maturity range.  At June 30, 2005, the Corporation’s one year GAP was 1.07.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the net interest margin of an immediate shift in interest rates in either direction.  Although this is a static model which provides information only at a certain point in time, it is useful is assessing the impact of an unanticipated movement in interest rates. As shown below, the net interest dollar amount decrease assuming a 300 basis point drop in interest rates is .23% of the average assets for the quarter ended June 30, 2005.

The chart below identifies the net interest margin impact of a shift in rates of 100, 200, and 300 basis points in either direction.

Interest Income and Expense Under Rate Shock

(dollars in thousands)

At June 30, 2005

	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Net Interest Income	$14,373	$14,611	$14,834	$15,023	$15,149	$15,236	$15,308

Actual dollar risk	(650)	(412)	(189)	—	126	213	285

Percent of risk	4.33%	2.74%	1.26%	0.00%	.83%	1.42%	1.90%

Percent of average assets	.23%	.15%	.06%	0.00%	.04%	.07%	.10%

ITEM 4: CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including it Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective.

B. Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A.           During March through August in 2004, the Corporation sold 775,000 shares of its common stock in a public offering at a per share price of $11.00.  520,352 shares were sold at a per share price of $11.00 during the six months ended June 30, 2004. The proceeds were used for general corporate purposes. This offering was limited to residents of the state of Tennessee, and the Corporation relied on the exemption provided by Section 3(a)(11) of the Securities Act of 1933, relating to securities issued only in the state where the issuer is located. No shares were sold in the six months ended June 30, 2005.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

A.           None

B.             None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.           The Annual Meeting of Shareholders of the Corporation was held April 11, 2005.

B.             Directors elected at the Annual Meeting were: Dorris E. Bennett, Michael R. Sapp, Dennis L. Grimaud, and Winston C. Hickman. Other Directors of the Corporation whose term of office as a director continued after the Annual Meeting were: H. Lamar Cox, Paul W. Dierksen, Arthur F. Helf, Fowler H. Low, William W. McInnes, Thomas R. Miller, Darrel Reifschneider, Regg E. Swanson, and Paul A. Thomas.

C.             The following proposals were considered by shareholders at the Annual Meeting :

Proposal 1 – Election of Class III Directors

The following Directors were re-elected

	Votes
				Broker
	For	Against	Abstain	Non-Votes
Dorris E. Bennett	2,223,736	6,500	2,500	—
Michael R. Sapp	2,223,736	6,500	2,500	—
Dennis L.Grimaud	2,223,736	6,500	2,500	—
Winston C. Hickman	2,223,736	6,500	2,500	—

Proposal 2 – Appointment of Crowe, Chizek and Company, LLC as the Corporation’s independent accountants and auditors for the fiscal year 2005

	Votes
			Broker
For	Against	Abstain	Non-Votes
2,230,236	—	2,500	—

D. None

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 12, 2005	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

August 12, 2005	/s/ H. Lamar Cox
(Date)	H. Lamar Cox
Chief Financial Officer