Form 10-Q
period 2005-09-30
Tennessee Commerce Bancorp, Inc.
filed 2005-11-10
CIK 1323033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

YES ☒       NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐       NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock outstanding (par value $0.50 per share): 3,238,674 shares at November 1, 2005.

Tennessee Commerce Bancorp, Inc.

Table of Contents

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income and Comprehensive Income (unaudited) for the Nine Months Ended September 30, 2005 and 2004 and for the Three Months Ended September 30, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and 2004

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

Signatures

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

(dollars in thousands except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from financial institutions	$2,575	$3,838
Federal funds sold	5,855	6,582
Cash and cash equivalents	8,430	10,420
Securities available for sale	25,278	18,610
Loans held for sale	682	—
Loans	319,891	216,167
Allowance for loan losses	(4,175)	(2,841)
Net loans	316,398	213,326

Premises and equipment, net	778	609
Accrued interest receivable	1,760	1,104
Restricted equity securities	457	321
Deferred tax asset	652	597
Other assets	2,256	930

Total assets	$356,009	$245,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits
Noninterest-bearing	$18,148	$15,239
Interest-bearing	302,864	206,155
Total deposits	321,012	221,394

Accrued interest payable	860	445
Accrued bonuses	249	125
Long-term subordinated debt	8,248	—
Other liabilities	125	353
Total liabilities	330,494	222,317

Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.50 par value. Authorized 5,000,000 shares; issued and outstanding 3,238,674 at September 30, 2005 and December 31, 2004	1,619	1,619
Additional paid-in capital	21,401	21,401
Retained earnings	2,717	714
Accumulated other comprehensive income (loss)	(222)	(134)
Total shareholders’ equity	25,515	23,600

Total liabilities and shareholders’ equity	$356,009	$245,917

Note : The balance sheet presented above at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

(dollars in thousands except share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$15,827	$8,503	$6,075	$3,321
Securities	649	450	243	172
Federal funds sold	118	47	55	21
Total interest income	16,594	9,000	6,373	3,514

Interest expense
Deposits	6,309	2,907	2,628	1,143
Other	289	5	139	3
Total interest expense	6,598	2,912	2,767	1,146

Net interest income	9,996	6,088	3,606	2,368

Provision for loan losses	2,800	1,530	1,000	625

Net interest income after provision for loan losses	7,196	4,558	2,606	1,743

Non interest income
Service charges on deposit accounts	79	96	25	29
Mortgage banking	75	97	36	43
Securities gains	4	33	—	22
Gain on sale of loans	624	261	184	122
Other	2	21	(36)	(10)
Total non interest income	784	508	209	206

Non interest expense
Salaries and employee benefits	2,644	1,910	856	666
Occupancy and equipment	447	346	159	115
Data processing fees	337	247	111	96
Professional fees	275	240	113	90
Other	828	590	304	204
Total non interest expense	4,531	3,333	1,543	1,171

Income before income taxes	3,449	1,733	1,272	778

Income tax expense	1,446	682	552	305

Net income	$2,003	$1,051	$720	$473

(dollars in thousands except share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Unrealized gains (losses) on securities, net	(88)	18	(149)	235
Comprehensive income (loss)	$1,915	$1,069	$571	$708

Earnings per share (EPS):
Basic EPS	$.62	$.38	$.22	$.15
Diluted EPS	.57	.36	.21	.15

Weighted average shares outstanding:
Basic	3,238,674	2,749,511	3,238,674	3,108,358
Diluted	3,485,719	2,891,194	3,497,201	3,249,593

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

(UNAUDITED)

(dollars in thousands except share data)

				Accumulated
				Other
		Additional	Retained	Comprehensive	Total
	Common	Paid-In	Earnings	Income	Shareholders’
	Stock	Capital	(Deficit)	(Loss)	Equity

Balance at December 31, 2003	$1,230	$13,245	$(952)	$(125)	$13,398
Comprehensive income
Net income	—	—	1,051	—	1,051
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(2)	(2)
Reclassification adjustment for gains included in net income, net of $13 in tax	—	—	—	20	20

Total comprehensive income					1,069

Issuance of 778,000 common shares	389	8,156	—	—	8,545

Balance at September 30, 2004	$1,619	$21,401	$99	$(107)	$23,012

Balance at December 31, 2004	$1,619	$21,401	$714	$(134)	$23,600
Comprehensive income
Net income	—	—	2,003	—	2,003
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(91)	(91)
Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	3	3

Total comprehensive income					1,915

Balance at September 30, 2005	$1,619	$21,401	$2,717	$(222)	$25,515

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

(dollars in thousands except share data)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities
Net income	$2,003	$1,051
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	124	121
Deferred loan fees	(3)	(1)
Provision for loan losses	2,800	1,530
FHLB stock dividends	(11)	(6)
Net amortization of investment securities	35	41
Gain on sales of securities	(4)	(18)
Change in:
Accrued interest payable	415	173
Accrued interest receivable	(656)	(270)
Other assets and liabilities	(1,183)	(495)
Net cash from operating activities	3,520	2,126

Cash flows from investing activities
Purchases of securities available for sale	(9,920)	(10,962)
Proceeds from sales of securities available for sale	1,489	5,446
Proceeds from maturities, prepayments and calls of securities available for sale	1,590	2,249
Investment in unconsolidated subsidiary	(248)	—
Net change in loans	(105,869)	(68,352)
Purchases of Federal Home Loan Bank Stock	(125)	(81)
Net purchases of premises and equipment	(293)	(90)
Net cash from investing activities	(113,376)	(71,790)

Cash flows from financing activities
Net change in deposits	99,618	65,050
Proceeds from long-term subordinated debt	8,248	—
Proceeds from issuance of common stock	—	8,545
Net cash from financing activities	107,866	73,595

Net change in cash and cash equivalents	(1,990)	3,931

Cash and cash equivalents at beginning of period	10,420	7,723

Cash and cash equivalents at end of period	$8,430	$11,654

Supplemental cash flow information:
Cash paid during period for interest	$6,182	$2,739
Cash paid during period for income taxes	1,789	515

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I, (the “Trust I”). The Bank and the Trust I are the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. The Trust I is not consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R). Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of September 30, 2005 and for the nine and three month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the 2004 consolidated financial statements and footnotes thereto included in the Corporation’s Form 10 as filed with the Securities and Exchange Commission.

Note 2 – Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic
Net income	$2,003	$1,051	$720	$473

Weighted average common shares outstanding	3,238,674	2,749,511	3,238,674	3,108,358

Basic earnings per common share	$.62	$.38	$.22	$.15
Diluted
Net income	$2,003	$1,051	$720	$473

Weighted average common shares outstanding for basic earnings per common share	3,238,674	2,749,511	3,238,674	3,108,358
Add: Dilutive effects of assumed exercises of stock options	247,045	141,683	258,527	141,235

Average shares and dilutive potential common shares	3,485,719	2,891,194	3,497,201	3,249,593

Diluted earnings per common share	$.57	$.36	$.21	$.15

No options were antidilutive

Note 3 – Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The Financial Accounting Standards Board (FASB) recently issued new accounting standards on share-based payments (FAS 123R). FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot be currently predicted. Existing options that will vest after adoption date are expected to result in additional after tax compensation expense of approximately $55,688 in 2006. There will be no significant effect on the Corporation’s financial position as total equity will not change.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(dollars in thousands except share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income as reported	$2,003	$1,051	$720	$473
Deduct: Stock-based compensation expense, net of tax determined under fair value based method	191	106	166	35

Pro forma net income	$1,812	$945	$554	$438

Basic earnings per share as reported	$.62	$.38	$.22	$.15
Pro forma basic earnings per share	.56	.34	.17	.14

Diluted earnings per share as reported	.57	.36	.21	.15
Proforma diluted earnings per share	.52	.33	.16	.13

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004

Risk-free interest rate	3.17-3.48%	3.23%
Expected option life	5 years	7 years
Dividend yield	0.0%	0.0%
Volatility	20%	n/a

There were 69,000 options granted to employees on July 1, 2005. There were 15,000 options granted to employees on August 1, 2005. In each case, one half vested immediately with the other half vesting in one year. The weighted average fair value of the options granted on July 1 and August 1 were $3.96 and $4.07 respectively. The risk free interest rate used to calculate the weighted average fair value of the options granted at July 1 and August 1 was 3.17% and 3.48% respectively. The weighted average fair value of options granted during the nine month period ending September 30, 2004 was $2.23.  There were no options granted during the three month period ending September 30, 2004.

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

The Bank does not compete based on the traditional definition of “convenience” and has no plans to develop a branch bank network.  Business is conducted from a single office with no teller line, drive-through window or extended banking hours.  The Bank competes by providing responsive and personalized service to meet customer needs.  Convenience is created by technology and by a free courier service which transports deposits directly from the customer’s business location to the Bank.  The Bank provides free electronic banking and cash management tools and on-site training for business customers.  The Bank competes for consumer business by providing superior products, attractive deposit rates, free Internet Banking services, and access to a third party regional ATM network. The Bank targets service, manufacturing, and professional customers and avoids retail businesses with high transaction volume.

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

Overview of Operating Results for the Three and Nine Months ended September 30, 2005 and September 30, 2004 and Financial Condition at September 30, 2005 and December 31, 2004.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 reflected a 52.22% increase in net income and a 40.00% increase in earnings per share, assuming dilution. The increase in earnings resulted primarily from a 52.28% increase in net interest income due to higher average loan balances. Noninterest income increased by $3 between the two quarterly periods while noninterest expense increased by $372 and the provision for loan losses increased by $375. For the nine months ended September 30, 2005, net income was $2,003, an increase of $952 or 90.58% compared to net income of $1,051 for the same period in 2004. Diluted earnings per share increased $.21 per share or 58.33% for the nine months ended September 30, 2005 compared to the same period in 2004. The nine months ended September 30, 2005, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $110,092 or 44.77% from $245,917 at December 31, 2004 to $356,009 at September 30, 2005.  Net loans increased by 48.32% or $103,072 from December 31, 2004 to September 30, 2005, while total deposits increased by 45.00% or $99,618 during that same period.

Comparison of Operating Results for the Three Months ended September 30, 2005 and September 30, 2004

(dollars in thousands except share data in this Item)

Net Income - Net income for the three months ended September 30, 2005 was $720 an increase of $247 or 52.22%, compared to the net income of $473 for the three months ended September 30, 2004.  The increase is primarily attributable to a 52.28% increase in net interest income from $2,368 for the three months ended September 30, 2004 to $3,606 for the same period in 2005. The increase of $1,238 in net interest income was the result of overall growth of the Corporation, including a 58.19% increase in the ending net loan balance from September 30, 2004 to the same date in 2005. Noninterest income increased $3, from $206 in the quarter ended September 30, 2004 to $209 for the same period in 2005.  These increases were partially offset by a $375 increase in the provision for loan losses, from $625 during the three months ended September 30, 2004 to $1,000 for the same period in 2005.  Also, noninterest expense increased by 31.77% to $1,543 for the three month period ended September 30, 2005 compared to $1,171 for the same period in 2004. The increase in the provision for loan losses was the result of funding the allowance for loan losses to match the significant loan growth. The increase in noninterest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

Net Interest Income - Net interest income for the three months ended September 30, 2005 was $3,606 compared to $2,368 for the same period in 2004, a gain of $1,238 or 52.28%.  The increase in net interest income was largely attributable to strong loan growth.  The ending net loan balance at September 30 increased by 58.19% or $116,389 from $200,009 in 2004 to $316,398 for the same date in 2005. Loan growth was matched by an increase in deposits from $207,344 at September 30, 2004 to $321,012 for the same date in 2005 – an increase of $113,668 or 54.82%.

Provision for Loan Losses - The provision for loan losses for the three months ended September 30, 2005 was $1,000, an increase of $375, or 60.00%, above the provision of $625 expensed in the same period in 2004.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At September 30, 2005, the loan loss reserve of $4,175 was 1.30% of gross loans of $320,573.

Noninterest Income – Noninterest income increased by $3, from $206 in the quarter ended September 30, 2004 to $209 for the same period in 2005. The increase was primarily due to an increase in net gains on loan sales of $62 for the quarter ended September 30, 2005 compared to the same quarter in 2004. This increase was mostly offset by decreases in mortgage fees, and service charges on deposit accounts.

Noninterest Expense – Noninterest expense for the three months ended September 30, 2005 was $1,543, an increase of $372 or 31.77%, over the $1,171 expensed in the same period in 2004.  Approximately 51.08% of the increase was due to the addition of ten new employees during the period between the two quarter-end dates. At September 30, 2005, the Corporation had forty full time employees.

Comparison of Operating Results for the Nine Months ended September 30, 2005 and September 30, 2004

(dollars in thousands except share data in this Item)

Net Income - Net income for the nine months ended September 30, 2005 was $2,003 an increase of $952 or 90.58%, compared to the net income of $1,051 for the three quarters ended September 30, 2004.  The increase is attributable to a 64.19% increase in net interest income from $6,088 for the nine months ended September 30, 2004 to $9,996 for the same period in 2005. The increase of $3,908 in net interest income was the result of overall growth of the Corporation, including a 61.12% increase in average net loan balances in the nine months ended September 30, 2005 compared to the same period in 2004. This positive effect was partially offset by an 83.01% increase in the provision for loan losses, from $1,530 during the nine months ended September 30, 2004 to $2,800 for the same period in 2005. Also, noninterest expense increased by 35.94% to $4,531 for the nine month period ended September 30, 2005 compared to $3,333 for the same period in 2004. The increase in the provision for loan losses was the result of funding the allowance for loan losses to match the significant loan growth. The increase in noninterest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004	% Increase

Interest income	$16,594	$9,000	84.38%
Interest expense	6,598	2,912	126.58
Net interest income	9,996	6,088	64.19
Provision for loan losses	2,800	1,530	83.01
Net interest after provision for loan losses	7,196	4,558	57.88
Noninterest income	784	508	54.33
Noninterest expense	4,531	3,333	35.94
Net income before taxes	3,449	1,733	99.02
Income tax expense	1,446	682	112.02
Net income	$2,003	$1,051	90.58%

Net Interest Income - Net interest income for the nine months ended September 30, 2005 was $9,996 compared to $6,088 for the same period in 2004, an increase of $3,908 or 64.19%.  The increase in net interest income was largely attributable to strong loan growth.  The average loan balance for the nine months ended September 30 increased by 61.04% or $100,342 from $164,384 for that period in 2004 to $264,726 for the same period in 2005. Loan growth was matched by an increase in average deposits from $170,592 for the nine months ended September 30, 2004 to $264,915 for the same period in 2005 – an increase of $94,323 or 55.29%.

Net Interest Margin - The annualized net interest margin improved from 4.44% for the nine months ended September 30, 2004 to 4.63% for the same period in 2005 due to an improved yield on earning assets offset to a lesser degree by an increase in the cost of funding. Interest income increased by $7,594 or 84.38%, from $9,000 during the nine months ended September 30, 2004 to $16,594 during the same period in 2005. The increase was primarily due to increased volume.  Average earning assets increased from $182,944 in the nine months ended September 30, 2004 to $288,151 in the same period in 2005, an increase of $105,207 or 57.51%.  The increase in earning assets was due to loan growth. Average net loan balances increased by $99,134 or 61.12%.  The average yield on earning assets increased from 6.56% in the nine months ended September 30, 2004 to 7.69% in the same period in 2005. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to increases in short term interest rates by the Federal Reserve Open Market Committee (FOMC).

Interest expense increased from $2,912 in the nine months ended September 30, 2004 to $6,598 in the nine months ended September 30, 2005.  The $3,686 or 126.58%, increase in expense was due largely to increases in the volume of deposits. Average interest bearing deposits increased by $91,758 or 58.34%.  Increase in rates was also a factor in the increase in interest expense. The cost of funds increased from 2.47% in the nine months ended September 30, 2004 to 3.46% in the same period in 2005, an increase of 99 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Corporation, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2004 and 2005. The table is presented on a tax equivalent basis if applicable.

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets
Securities (taxable) (1)	$21,244	$657	4.08%	$15,678	$450	3.78%
Loans (2) (3)	261,319	15,827	8.10%	162,185	8,503	7.00%
Federal funds sold	5,588	110	2.63%	5,081	47	1.24%
Total interest earning assets	288,151	16,594	7.69%	182,944	9,000	6.56%

Noninterest earning assets
Cash and due from financial institutions	3,994			2,883
Premises and equipment, net	715			650
Accrued interest and other assets	3,944			1,824

Total assets	$296,804			$188,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities
Deposits (other than demand)	$249,034	$6,309	3.39%	$157,276	$2,908	2.47%
Federal funds purchased	394	12	4.07%	309	4	1.73%
Subordinated debt	5,559	277	6.66%	—	—	0.00%
Total interest bearing liabilities	254,987	6,598	3.46%	157,585	2,912	2.47%

Noninterest bearing liabilities
Noninterest bearing demand deposits	15,881			13,316
Other liabilities	1,432			415
Shareholders’ equity	24,504			16,985

Total liabilities and shareholders’
equity	$296,804			$188,301

Net Interest Spread	4.23%			4.09%

Net Interest Margin	4.63%			4.44%

(1)     Unrealized loss of $307 and $227 is excluded from yield calculation for the nine months ended September 30, 2005 and 2004 respectively.

(2)     Non-accrual loans are included in average loan balances and loan fees of $1,212 and $537 are included in interest income for the nine months ended September 30, 2005 and 2004 respectively.

(3)     Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the nine month periods ended September 30, 2005 and 2004 and identifies the impact of changes in volume and the changes in rate.

	September 30, 2005 change from
	September 30, 2004 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$5,841	$1,483	$7,324
Securities – taxable (1)	167	40	207
Federal funds sold	5	58	63
Total interest income	6,013	1,581	7,594

Interest expense
Deposits (other than demand)	2,081	1,320	3,401
Federal funds purchased	1	7	8
Subordinated debt	277	—	277
Total interest expense	2,359	1,327	3,686

Net interest income	$3,654	$254	$3,908

(1)     Unrealized loss of $307 and $227 is excluded from yield calculation for the nine months ended September 30, 2005 and 2004 respectively.

Provision for Loan Losses - The provision for loan losses for the nine months ended September 30, 2005 was $2,800, an increase of $1,270, or 83.01%, above the provision of $1,530 expensed in the same period in 2004.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At September 30, 2005, the loan loss reserve of $4,175 was 1.30% of gross loans of $320,573.

Noninterest Income - The Bank earned $75 in mortgage origination fees during the nine months ended September 30, 2005 compared to $97 earned in 2004, a decline of $22 or 22.68%.  The decline in mortgage origination income is attributed to rising interest rates from mid-2004 and the slowing of refinancing activity. Management believes that rates will continue to rise and that the mortgage unit will provide a value-added service with modest revenue results. Income earned in the form of service charges on deposits totaled $79 for the nine months ended September 30, 2005, a decrease of $17 compared to the same period in 2004.  Sale of securities showed a gain of $4 for the nine months ended September 30, 2005, compared with a gain of $33 for the same period in 2004. The Bank earned $624 on loan sale transactions in the nine months ended September 30, 2005, a 139.08% increase compared to $261 during the same period in 2004. This increase is largely due to loan sale transactions in the quarter ending June 30, 2005 resulting in a gain of $295. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Noninterest Expense – Noninterest expense for the nine months ended September 30, 2005 was $4,531, an increase of $1,198 or 35.94%, over the $3,333 expensed in the same period in 2004.  Approximately 61.27% of the increase was due to the addition of ten new employees during the period between the three quarter end dates. At September 30, 2005, the Corporation had forty full time employees. Assets per employee were $7.7 million at September 30, 2004 and $8.9 million at September 30, 2005.  Management targets $7.0 million per full time employee as a measure of staffing efficiency.

Efficiency Ratio

(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Noninterest expense	$4,531	$3,333

Net interest income	9,996	6,088
Noninterest income	784	508
Total Revenues	$10,780	$6,596

Efficiency Ratio	42.03%	50.53%

Income Taxes - The Corporation’s effective tax rate for the nine months ended September 30, 2005 was 41.93% compared to 39.35% for the nine months ended September 30, 2004. Management anticipates that tax rates in future periods will approximate the rates paid in 2004.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

(dollars in thousands except share data in this Item)

Assets - Total assets at September 30, 2005 were $356,009, an increase of $100,092 or 44.77%, over total assets of $245,917 at December 31, 2004. Loan growth was the primary reason for the increase.  At September 30, 2005 net loans were $316,398, up $103,072, or 48.32% over the December 31, 2004 total net loans of $213,326.

The Corporation’s Business Bank model of operation generally results in a higher relative level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  The Bank maintains a higher relative level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at September 30, 2005 were $347,531, or 97.62% of total assets of $356,009.  Earning assets at December 31, 2004 were $238,518, or 96.99% of total assets of $245,917.

Loans - The Bank had total net loans of $316.4 million at September 30, 2005. At that same date, loans held for sale were $682. The fair value of the loans held for sale was determined by an offer to purchase these loans. All loans held for sale at September 30, 2005 were sold in a loan sale transaction that closed October 3, 2005. The following table sets forth the composition of the Bank’s loan portfolio at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Real estate
Construction	$37,576	$22,813
1-4 family residential	15,942	15,963
Other	43,205	33,694
Commercial, financial and agricultural	219,922	139,799
Consumer	3,928	3,898
Total loans	320,573	216,167
Less: allowance for loan losses	(4,175)	(2,841)

Net loans (1)	$316,398	$213,326

(1) Includes loans held for sale at September 30, 2005

Composition of loan portfolio by type

(dollars in thousands)

	September 30,	December 31,
	2005	2004
Real estate:
Construction	11.72%	10.56%
1 to 4 family residential	4.97%	7.38%
Other	13.48%	15.59%
Commercial, financial and agricultural	68.60%	64.67%
Consumer	1.23%	1.80%

Total (1)	100%	100%

(1) Includes loans held for sale at September 30, 2005

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

The following table presents information regarding non-accrual, past due and restructured loans at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(dollars in thousands)	2005	2004
Non-accrual loans
Number	29	17
Amount	$2,159	$2,161

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	14	4
Amount	$1,755	$111
Loans defined as “troubled debt restructurings”
Number	4	2
Amount	$1,301	$1,544

Total nonperforming loans and accruing loans past due 90 days or more	$5,215	$3,816

As of September 30, 2005 and December 31, 2004, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The loss ratio (net charge-offs for the period as a percentage of average loans) was .55% for the nine months ended September 30, 2005 and .59% for the nine months ended September 30, 2004. The ALL as a percentage of the outstanding loans at the end of the period was 1.30% at September 30, 2005 and 1.26% at September 30, 2004.

An analysis of the Bank’s loss experience is furnished in the following table for the nine months ended September 30, 2005 and the same period ended September 30, 2004:

(dollars in thousands)	September 30, 2005	September 30, 2004

Allowance for loan losses at beginning of period	$2,841	$1,999

Loan charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	131
Commercial, financial and agricultural	1,709	865
Consumer	15	37
Total loan charge-offs	1,724	1,033

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	1	—
Other	—	2
Commercial, financial and agricultural	234	54
Consumer	23	6
Total recoveries	258	62

Net charge-offs	$1,466	$971

Provision for loans charged to expense	2,800	1,530

Allowance for loan losses at end of period	$4,175	$2,558

Net charge-offs as a percentage of average total loans outstanding during the period	.55%	.59%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.30%	1.26%

The above table shows that net charge offs increased by $495 or 50.97% from $971 for the nine month period ending September 30, 2004, to $1,466 for the same period in 2005. However, as a percentage of average total loans outstanding during the period, net charge offs declined from .59% in the three quarters ending September 30, 2004 to .55% during the same period in 2005. The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at September 30, 2005 was $25,278 compared to $18,610 at December 31, 2004.  The Corporation views the securities portfolio as a source of income and liquidity.  Management has maintained the portfolio at 7.10% of total assets at September 30, 2005 and 7.57% of total assets at December 31, 2004.

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

Total deposits at September 30, 2005 were $321,012, up $99,618 or 45.00% over the December 31, 2004 total deposits of $221,394. Total average deposits during the nine months ending September 30, 2005 were $264,915, an increase of $94,323, or 55.29% over the total average deposits of $170,592 during the nine months ending September 30, 2004. Average noninterest bearing deposits increased by $2,565, or 19.26%, from $13,316 in the nine months ending September 30, 2004 to $15,881 in the nine months ending September 30, 2005. Average deposit balances for the nine months ended September 30, 2005 and 2004 and the average rates paid on those balances are shown below.

Deposits

(dollars in thousands)

	Nine Months Ended September 30,
	2005		2004
	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)

Types of Deposits
Noninterest-bearing demand deposits	$15,881	—	$13,316	—
Interest-bearing demand deposits	2,519	1.42%	1,464.08%
Money market accounts	35,340	3.57%	14,288	1.78%
Savings accounts	24,018	2.60%	35,251	2.42%
IRA accounts	1,535	4.07%	1,043	3.57%
Purchased time deposits	144,868	3.39%	90,251	2.61%
Time deposits	40,754	3.76%	14,979	2.58%

Total deposits	$264,915		$170,592

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

Off-balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2005, the Bank had unfunded loan commitments outstanding of $42.6 million and unfunded lines of credit and letters of credit of $4.6 million. These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks and bank holding companies.  The bank regulators adopted regulations defining these five capital categories in September 1992.  Under these new regulations, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

At September 30, 2005 and December 31, 2004, The Bank’s and the Corporation’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Deposit Insurance Corporation’s prompt corrective action guidelines were as follows:

	September 30, 2005	December 31, 2004	Minimum to be considered well-capitalized

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.33%	10.71%	6.00%
Tennessee Commerce Bancorp, Inc.	10.22%	10.81%	6.00%

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.58%	11.96%	10.00%
Tennessee Commerce Bancorp, Inc.	11.47%	12.06%	10.00%

Tier 1 leverage ratio
Tennessee Commerce Bank	9.28%	9.73%	5.00%
Tennessee Commerce Bancorp, Inc.	10.16%	9.83%	5.00%

On September 30, 2005 and December 31, 2004, both the Bank and the Corporation exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

The table below illustrates the rate sensitive position of the Corporation at September 30, 2005. Management uses the one year GAP as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(dollars in thousands)

Maturities:	Floating	1-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total

Interest Earning Assets
Federal funds sold	$5,855	$—	$—	$—	$—	$5,855

Securities
U.S. government agencies	—	—	—	5,891	11,193	17,084
Mortgage-backed securities	—	961	2,929	2,902	1,402	8,194
Total securities	—	961	2,929	8,793	12,595	25,278

Total loans	104,993	36,125	87,278	86,359	5,818	320,573

Total Interest Earning Assets	110,848	37,086	90,207	95,152	18,413	351,706

Other Assets	—	—	—	—	4,303	4,303

Total Assets	$110,848	$37,086	$90,207	$95,152	$22,716	$356,009

Interest Bearing Liabilities
Deposits
Interest checking	$5,736	$—	$—	$—	$—	$5,736
Money market and savings	59,019	—	—	—	—	59,019
Time deposits	—	27,701	116,475	93,933	—	238,109
Total deposits	64,755	27,701	116,475	93,933	—	302,864

Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	64,755	27,701	116,475	93,933	8,248	311,112

Other Liabilities	—	—	—	—	19,382	19,382

Shareholders’ Equity	—	—	—	—	25,515	25,515

Total Liabilities and Shareholders’ Equity	$64,755	$27,701	$116,475	$93,933	$53,145	$356,009

Rate Sensitive Gap by period	$46,093	$9,385	$(26,268)	$1,219	$10,165

Cumulative Gap		$55,478	$29,210	$30,429	$40,594

Cumulative Gap as a percent Of Total Assets		15.58%	8.20%	8.55%	11.40%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	1.71	1.60	1.14	1.10	1.13

In mid-2004, the Federal Reserve Open Market Committee began a series of interest rate increases which the FOMC indicated would continue “at a measured pace”.  By September 30, 2005, short term interest rates had been increased by 275 basis points.  Management has positioned the Bank for a rising rate environment by maintaining an “asset sensitive” balance sheet in which more assets will reprice than liabilities.  Management achieved this position during fourth quarter, 2004, by offering higher rates of interest on deposit liabilities in the two to three year maturity range.  At September 30, 2005, the Corporation’s one year GAP was 1.14.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the net interest margin and net income projected over the next four quarters of an immediate shift in interest rates in either direction.  Although this is a static model which provides information only at a certain point in time, it is useful is assessing the impact of an unanticipated movement in interest rates. As shown below, the net interest dollar amount decrease assuming a 200 basis point drop in interest rates is .14% of the average assets for 2005.

The chart below identifies the net interest margin impact of a shift in rates of 50, 100 and 200 basis points in either direction.

Interest Income and Expense Under Rate Shock

(dollars in thousands)

At September 30, 2005 Rate Change	-200bp	-100bp	-50bp	0bp	+50bp	+100bp	+200bp

Net Interest Income	$14,737	$15,052	$15,201	$15,335	$15,457	$15,560	$15,743

Actual dollar risk	(598)	(283)	(134)	—	122	225	408

Percent of risk	3.90%	1.85%	.87%	—	.80%	1.47%	2.66%

Percent of average assets	.14%	.07%	.03%	—	.03%	.05%	.10%

The chart below identifies the net income impact of a shift in rates of 50, 100 and 200 basis points in either direction.

Net Income Under Rate Shock

(dollars in thousands)

At September 30, 2005 Rate Change	-200bp	-100bp	-50bp	0bp	+50bp	+100bp	+200bp

Net Income	$3,707	$3,902	$3,994	$4,076	$4,152	$4,215	$4,328

Actual dollar risk	(369)	(175)	(83)	—	75	139	252

Percent of risk	9.05%	4.28%	2.03%	—	1.85%	3.41%	6.18%

Percent of average assets	.09%	.04%	.02%	—	.02%	.03%	.06%

As shown above, net interest income and net income should benefit from an increase in market interest rates. This reflects the asset sensitive bias of the balance sheet at September 30, 2005. The model simulates activity so that maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. In a rising rate environment, early withdrawal and repricing levels may increase. Because the balance sheet is asset sensitive as shown by the positive one year GAP of 1.14, the net effect of the early withdrawals of the liabilities and the repricing of the assets will be a net increase in net interest income and net income.

The above analysis may not on its own be an entirely accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s Balance Sheet and conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the board.

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

B. Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A.           None

B.             None

C.             None

The only working capital restrictions or other limitations upon the payment of dividends are those reported in Part I.

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

November 10, 2005	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

November 10, 2005	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer