Form 10-K
period 2005-12-31
Tennessee Commerce Bancorp, Inc.
filed 2006-03-28
CIK 1323033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission File Number 000-51281

Tennessee Commerce Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1815881
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

381 Mallory Station Road, Suite 207, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (615) 599-2274

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.50 par value per share

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☐   Accelerated filer  ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at March 8, 2006 was $34.7 million, based upon the average sale price on that date.

i

PART I

ITEM 1.                  BUSINESS

General

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is a one bank holding company formed as a Tennessee corporation to own the shares of Tennessee Commerce Bank (the”Bank”). The Bank commenced operations January 14, 2000, and is a full service financial institution located in Franklin, Tennessee, fifteen miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation and the Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at December 31, 2005, of $404 million. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The Business Bank strategy emphasizes banking services for small to medium sized businesses, entrepreneurs, and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank.  This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

The Bank does not compete based on the traditional definition of “convenience” and does not have a branch network for that purpose. Business is conducted from a single office with no teller line, drive-through window or extended banking hours.  The Bank competes by providing responsive and personalized service to meet customer needs.  Convenience is created by technology and by a free courier service which transports deposits directly from the local business location to the Bank.  The Bank provides free electronic banking and cash management tools and on-site training for business customers.  The Bank competes for local consumer business by providing superior products, attractive deposit rates, free Internet Banking services, and access to a third party regional ATM network. The Bank targets service, manufacturing, and professional customers and avoids retail businesses with high transaction volume.

The Bank offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium size businesses and professionals, and letters of credit. The Bank issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards.  The Bank also offers check cards and debit cards.  The Bank offers its local customers courier services, access to third-party automated teller machines (“ATMs”), and state of the art electronic banking. The Bank has trust powers but does not have a trust department.

The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions.   The Business Bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain Earning Assets at a higher level than peer institutions.  Management targets a minimum Earning Asset Ratio of 97% compared to the average of 90 to 92% for all FDIC insured banks. Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans.  Management targets a loan mix of 60% commercial loans and 40% real estate.  At December 31, 2005, the composition of the $348 million loan portfolio was 67.11% commercial, 30.70% secured by real estate (both commercial and consumer), and 2.19% in consumer and credit card loans.

The Bank offers a full range of loan products to local consumers and businesses.  Consumer products include secured and unsecured lines of credit, term loans, and credit cards.  Loans secured by real estate include construction and acquisition loans in the form of 1st and 2nd mortgage term loans and home equity lines.  The Bank specializes in lending to businesses.  Customized business loans include lines of credit and term loans secured by accounts receivable, inventory, equipment, and real estate.  Commercial real estate products include acquisition and construction loans for business properties and term loan financing of commercial real estate.  The Bank additionally offers Letters of Credit and business credit cards.

In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers located in other states through two types of indirect funding programs. In both programs, the transactions are originated by a third party, such as an equipment vendor or financial services company, who provides the Bank with a borrower’s financial information and arranges for a borrower’s execution of loan documentation. The Bank funds these transactions earning strong yields and has no servicing expense or residual risk in any transaction originated by these financial service companies and vendors. The Bank has management and personnel who are experienced in the leasing industry and are able to evaluate and partner effectively with the companies who originate these leasing transactions. All indirect funding is secured by the business asset financed, and is subject to the Bank’s minimum credit score and documentation standards.  These indirect funding transactions provide geographic and collateral diversity for the portfolio and represent approximately 39.93% of the total loan portfolio at December 31, 2005.

The two indirect funding programs fund different size loans through two different networks. In the first type, the Bank uses an established network of financial service companies and vendor partners that provide the Bank indirect funding opportunities nationwide to national middle-market and investment grade companies. At December 31, 2005, the average size of this type of loan in the loan portfolio was $156,000 and earned an average yield of 8.32%. This type of indirect funding represents approximately 14.96% of the $349 million total loan portfolio.  In the second type of indirect funding program, the Bank partners with a second network of financial service companies and vendors located in Tennessee, Alabama, Georgia, California and Michigan. This indirect funding program is for smaller transactions. These loans that finance business assets are less than $125,000 at origination. Management has installed a standardized credit approval process which delivers quick responsive service. At December 31, 2005, the average size of this type of loan in the loan portfolio was $40,000, ranging from $3,000 to $125,000, and the average yield on these loans was 9.10%. This type of indirect funding represents approximately 24.98% of the $349 million total loan portfolio.

Management believes the Business Bank model is highly efficient.  The Bank targets the non-retail sector of the commercial market which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of certain administrative functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff.  Management targets an average asset per employee ratio of $7.5 million compared to the average of less than $2.91 million in assets per employee for Tennessee state chartered banks at the end of the third quarter 2005. The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations.  Management targets an operating efficiency ratio (total operating expense divided by total revenue) of 40% to 45%.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

The Corporation was incorporated on March 22, 2000, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act.  The share exchange was completed on May 31, 2000.  The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The offices of the Corporation are the same as the principal office of the Bank.  On March 29, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I, (the “Trust I”). The Bank and the Trust I are the only subsidiaries of the Corporation.  At this time, the Corporation has no plans to conduct any business apart from the activities of the Bank. The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is headquartered in Franklin, Tennessee.

Market Area and Competition

All phases of the Bank’s business are highly competitive.  The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services.  The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds.  In making loans, the Bank is expected to compete with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies, and other lenders.

The Bank’s primary market area is Davidson County and Williamson County in Tennessee.  In Davidson County, as of June 30, 2005, there were 21 banks and no savings and loan institutions, with at least 175 offices actively engaged in banking activities, including 9 major state-wide financial institutions.  Total deposits held by banks in Davidson County as of June 30, 2005, were approximately $13.9 billion.  In Williamson County, as of June 30, 2005, there were 18 banks and 2 savings and loan institutions, with at least 72 offices actively engaged in banking activities, including 9 major state-wide financial institutions.  Total deposits held by banks and savings and loan associations in Williamson County as of June 30, 2005, were approximately $3.7 billion.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Demographic information published by Williamson Works, Inc., a privately funded group affiliated with the Williamson County Office of Economic Development, shows a total estimated population of 150,607 for Williamson County in 2005. That is a 18.92% increase from 126,638 in 2000. The estimated number of households in the county in 2005 is 52,154 up from 44,725 in 2000, averaging 2.89 persons per household. In 2005, the median household income was $69,104, while per capita income was $32,496.  At the end of 2005, the unemployment rate was 2.9%.

Demographic information published by the Tennessee Department of Economic & Community Development shows an estimated population of 570,911 for Davidson County in 2005. That is a 0.18% increase over the population of 569,891 in 2000. The estimated number of households in the county in 2005 is 230,513 averaging 2.48 persons per household. In 2005, the median household income was $39,797, while per capita income was $23,069.  At the end of 2005, the unemployment rate was 4.1%.

Employees

At December 31, 2005, the Bank employed 41 persons on a full-time basis. The Bank’s employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board.  Its banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective holding companies and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases.  Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Corporation and all such nonbanking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, the Corporation is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of the Corporation.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of a banking or thrift subsidiary of the Corporation or related to FDIC assistance provided to a subsidiary in danger of default - the other banking subsidiaries of the Corporation may be assessed for the FDIC’s loss, subject to certain exceptions.

Various federal and state statutory provisions limit the amount of dividends the subsidiary banks can pay to their holding companies without regulatory approval.  The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank.  In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Attorney General of the United States may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.  Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Capital Guidelines

The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks.  Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%.  To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10%.  At December 31, 2005, on a pro forma basis, the Corporation would have been sufficiently capitalized to be considered “well capitalized”.

At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”).  The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves (“Tier II capital”).  The Bank is subject to similar capital requirements adopted by the FDIC.  In addition, the Federal Reserve Board and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3%.  Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%.  State regulatory authorities and the FDIC encourage most community banks to maintain a leverage ratio of 6.5% to 7.0%; the Bank’s leverage ratio at December 31, 2005, was 9.1%.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under the Securities Exchange Act of 1934.  In particular, the act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions; and (v) new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Because the Corporation’s common stock is registered with the SEC, it will become subject to the requirements of this legislation.  At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that the Corporation will incur additional expense as a result of the act but does not expect that the Corporation’s compliance will have a material impact on its business. To the extent that the Corporation has already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with existing Corporation personnel.

The Corporation files periodic reports with the SEC. The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Corporation that the Corporation files electronically with the SEC.  This information may be found at www.sec.gov and a link to the same information may be found on the Bank’s website at www.tncommercebank.com under the Investor Relations heading.

Tennessee Banking Act; Federal Deposit Insurance Act

The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the TDFI, Tennessee’s state banking authority.  The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Tennessee legislature and before various bank regulatory and other professional agencies.  The likelihood of any major legislative changes and the impact such changes might have on the Bank are impossible to predict.

General

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of December 31, 2005, the Bank is not the subject of any such action by the FDIC or the Commissioner.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  Furthermore, the Bank is required to maintain certain levels of capital.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks must become and remain insured banks under the Federal Deposit Insurance Act (FDIA). (See 12 U.S.C. §1811, et seq.).

Payment of Dividends

The Bank is subject to the Tennessee Banking Act, which limits a bank’s ability to pay dividends.  The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the TDFI.  The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require that such institution cease and desist from such practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be such an unsafe or unsound banking practice.  Moreover, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

The payment of dividends by the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

FIRREA

Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on August 9, 1989.  FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.  FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals.  Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties.  In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.  Among other things, FDICIA requires the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under applicable regulations, a FDIC-insured depository institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provision of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies which control such institutions.  However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.  In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

Management of the Bank believes that at December 31, 2005, the Bank was well capitalized under the criteria discussed above.

FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy.  FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.  The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements.  Such examinations, however, are for the protection of the Bank Insurance Fund (“BIF”) and for depositors, and not for the protection of investors and shareholders.

Interstate Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment.  The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction.  Tennessee has opted-in to the Interstate Act.  Management cannot predict the extent to which the business of the Bank may be affected.  Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of December 31, 2005, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

FDIC Insurance Premiums

The Bank is required to pay semiannual FDIC deposit insurance assessments.  As required by FDICIA, the FDIC adopted a risk-based premium schedule which increased the assessment rates for most FDIC-insured depository institutions.  Under the schedule, the premiums initially range from $.00 to $.27 for every $100 of deposits.  Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund.  The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act adopted in November 1999 has been referred to as the most important banking bill in over 60 years.  The most significant provisions ratify new powers for banks and bank holding companies, especially in the areas of securities and insurance.  The Act also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services.  There are provisions providing for functional regulation of the various services provided by institutions among different regulators.  There are other provisions which limit the future expansion of unitary thrift holding companies which now prevent companies like Wal-Mart from owning a thrift institution.  Finally, among many other sections of the Act, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.  The regulatory agencies have been adopting many new regulations to implement the Act.

USA Patriot Act

The USA PATRIOT Act of 2001 became law on October 26, 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our banking subsidiary.  The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA PATRIOT Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2003.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Bank has established anti-money laundering compliance and due diligence programs to comply with IMLAFA.

Capital Requirements

The federal regulatory agencies use capital adequacy guidelines in their examination and regulation of banks.  If the capital falls below the minimum levels established by these guidelines, the Bank may (i) be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities, or (ii) be subject to other regulatory restrictions or actions.

Banking organizations historically were required to maintain a minimum ratio of primary capital to total assets of 5.5%, and a minimum ratio of total capital to total assets of 6.0%.  The primary and total capital ratio requirements have been replaced by the adoption of risk-based and leverage capital requirements.

Risk-Based Capital Requirements.  The FDIC adopted risk-based capital guidelines for banks and bank holding companies effective after December 31, 1990.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The ratios are minimums.  The guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital (see the description of Tier I capital and Tier II capital below).

A banking organization’s qualifying total capital consists of two components:  Tier I capital (core capital) and Tier II capital (supplementary capital).  Tier I capital is an amount equal to the sum of:  (i) common shareholders’ equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock; and (iii) the company’s minority interests in the equity accounts of consolidated subsidiaries.  Intangible assets generally must be deducted from Tier I capital, subject to limited exceptions for goodwill arising from certain supervisory acquisitions.  Other intangible assets may be included in an amount up to 25% of Tier I capital, provided that the asset meets each of the following criteria:  (i) the asset must be able to be separated and sold apart from the banking organization or the bulk of its assets; (ii) the market value of the asset must be established on an annual basis through an identifiable stream of cash flows and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization; and (iii) the banking organization must demonstrate that a liquid market exists for the asset.  Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization’s regulatory capital.  At least 50% of the banking organization’s total regulatory capital must consist of Tier I capital.

Tier II capital is an amount equal to the sum of (i) the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.  The inclusion of the foregoing elements of Tier II capital are subject to certain requirements and limitations of the FDIC.

Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital.  The federal banking regulators may require other deductions on a case-by-case basis.

Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letters of credit, are assigned to one of four risk weight categories (0%, 20%, 50%, or 100%) according to the nature of the asset and its collateral or the identity of any obligor or guarantor.  For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category.  The aggregate amount of such assets and off-balance sheet items in each risk category is adjusted by the risk weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization.  Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value.  The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.

Leverage Capital Requirements.  The FDIC has a regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I Leverage Capital Ratio (Tier I capital, less intangible assets, to total assets).  In order for an institution to operate at or near the minimum Tier I leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings.  In general, the Bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion.  Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

The FDIC rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator.  If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action.  In addition, failure by an institution to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may subject the institution to enforcement action.  An institution’s failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

Depositor Preference

The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Effect of Governmental Policies

The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System.  An important function of the Federal Reserve System is to regulate the national money supply.  Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions.  These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of the Bank, and there are indications that other similar bills may be introduced in the future.  It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Bank may be affected thereby.

Loan Policy

Lending activity is conducted under guidelines defined in the Bank’s Loan Policy.  The Loan Policy establishes guidelines for analyzing financial transactions including an evaluation of the borrower’s credit history, repayment capacity, collateral value, and cash flow.  Loans may be fixed or variable rate, with the maximum maturity of fixed rate loans set at five years.

All lending activities of the Bank are under the direct supervision and control of the Officers Loan Committee, The Executive Committee of the Board, and in some cases, the full Board of Directors. The Officers Loan Committee consisting of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox approve loans up to one million dollars. The Executive Committee consisting of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox and four outside directors approve loans up to 15% of Tier I capital. The full Board of Directors approves all loans above those limits. The full Board of Directors approves loan authorizations, if any, for each Executive Officer. The Bank’s established maximum loan volume to deposits is 100%. The Executive Committee of the Board makes a monthly review of loans which are 90 days or more past due and the full Board of Directors makes a quarterly review of loans which are 90 days or more past due.

Management of the Bank periodically reviews the loan portfolio, particularly non-accrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a non-accrual status for income recognition.  In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value.  The Bank’s policy is that accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

When a loan is classified as non-accrual, any unpaid interest is reversed against current income.  Interest is included in income thereafter only to the extent received in cash.  The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification.  When principal or interest on a non-accrual loan is brought current, if in management’s opinion future payments are questionable, the loan would remain classified as non-accrual.  After a non-accrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

The Bank’s underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and loan committee to consider the borrower’s character, the borrower’s financial condition, the economic environment in which the loan will be repaid, as well as, for commercial loans, the borrower’s management capability and the borrower’s industry. Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

The maintenance of an adequate loan loss reserve is one of the fundamental concepts of risk management for every financial institution.  Management is responsible for ensuring that controls are in place to constantly monitor the adequacy of the loan loss reserve in accordance with generally accepted accounting principals (GAAP), the Bank’s stated policies and procedures, and regulatory guidance.  Quantification of the level of reserve which is prudently conservative, but not excessive, involves a high degree of judgment.

Management’s assessment of the adequacy of the loan loss reserve considers a wide range of factors including portfolio growth, mix, collateral and geographic diversity, and terms and structure.  Portfolio performance trends, including past dues and charge-offs, are monitored closely.  Management’s assessment includes a continuing evaluation of current and expected market conditions and the potential impact of economic events on borrowers.  Management’s assessment program is monitored by an ongoing loan review program conducted by an independent accounting firm and periodic examinations by bank regulators.

Management uses a variety of financial methods to quantify the level of the loan loss reserve.  At inception, each loan transaction is assigned a risk rating that ranges from “RR1 — Excellent” to “RR4-Average”.  The risk rating is determined by an analysis of the borrower’s credit history and capacity, collateral, and cash flow.  The weighted average risk rating of the portfolio provides an indication of overall risk and identifies trends.  The portfolio is additionally segmented by loan type, collateral, and purpose.  Loan transactions which have exhibited signs of increased risk are downgraded to a “Watch”, “Critical”, or “Substandard” classification, i.e. RR5, RR6, and RR7, respectively.  These loans are closely monitored for rehabilitation or potential loss and the loan loss reserve is adjusted accordingly.

It is management’s intent to maintain a loan loss reserve which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.20%, 0.89% and 0.76% for the years 2003, 2004 and 2005.  The year end loan loss reserve as a percentage of end of period loans was 1.48%, 1.31% and 1.26% for the same years.  Due to the commercial emphasis of the bank’s operation, management has kept a reserve level in excess of historical results.

The provision for loan losses in 2005 was $3,700,000, an increase of $1,280,000 over the $2,420,000 provision in 2004.  In 2005, expense reflects the impact of $2,411,000 in charge-offs during the year and the incremental provision required as a result of the $132 million increase in loan volume.

Credit Risk Management and Reserve for Loan Losses

Credit risk and exposure to loss are inherent parts of the banking business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Bank.  The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.  Management’s objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

The Bank targets small and medium sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank’s earnings will decrease. The Bank uses an independent accounting firm to review our loans for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off.  In addition, such factors as the Bank’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

Capital Resources / Liquidity

Liquidity - Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  The Bank’s liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities.  In order to insure funds are available at all times, the Bank devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

Although the Bank has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate.   The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.  Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.

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

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses.  To continue to grow, the Bank must increase capital by generating earnings, issuing equity securities, borrowing funds, or a combination of those activities. If growth exceeds expectations, the Bank may need to raise capital in the capital markets. The Bank’s ability to raise capital will depend in part on conditions in the capital markets which are outside the Bank’s control. If the Bank cannot raise capital on terms acceptable to it, the Bank’s ability to continue growing would be materially impaired.

The objective of the Bank’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements including remaining well capitalized. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs.  The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II.  Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators.  The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital.  In 1990, regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

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

The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.

	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio

Well-capitalized	10% or above	6% or above	5% or above

Adequately capitalized	8% or above	4% or above	4% or above

Undercapitalized	Less than 8%	Less than 4%	Less than 4%

Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

Critically undercapitalized	—	—	2% or less

The following schedule details the Bank’s risk-based capital at December 31, 2005:

December 31,
(Dollars in Thousands)	2005
Capital:
Tier I capital:
Stockholders’ common equity	$33,479
Plus unrealized loss in securities	372
Total Tier I capital	33,851

Tier II capital:
Qualifying allowance for loan losses	4,399
Total capital	$38,250

Risk-adjusted assets	$364,089

Quarterly average assets	$372,607

Ratios:
Tier I capital to risk-adjusted assets	9.30%

Total capital to risk-adjusted assets	10.51%

Leverage — Tier I capital to quarterly average assets minus disallowed intangibles	9.08%

The following schedule details the Corporation’s risk-based capital at December 31, 2005:

December 31,
(Dollars in Thousands)	2005
Capital:
Tier I capital:
Stockholders’ common equity	$26,430
Plus unrealized loss in securities	372
Plus qualifying trust preferred securities	8,000
Total Tier I capital	34,802

Tier II capital:
Qualifying allowance for loan losses	4,399
Total capital	$39,201

Risk-adjusted assets	$363,892

Quarterly average assets	$372,855

Ratios:
Tier I capital to risk-adjusted assets	9.56%

Total capital to risk-adjusted assets	10.77%

Leverage - Tier I capital to quarterly average assets minus disallowed intangibles	9.33%

On December 31, 2005, both the Bank and the Corporation exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

 1A.                          RISK FACTORS

The Corporation’s business strategy includes the continuation of growth plans, and its financial condition and results of operations could be affected if its business strategies are not effectively executed.

The Corporation intends to continue pursuing a growth strategy for its business through organic growth of the loan portfolio. The Corporation’s prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial services companies in rapid growth stages, which may include the following:

•                  Maintaining loan quality;

•                  Maintaining adequate management personnel and information systems to oversee such growth; and

•                  Maintaining adequate control and compliance functions.

Operating Results. There is no assurance that the Bank will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. The Corporation’s growth will cause growth in overhead expenses as it routinely adds staff. The Corporation’s historical results may not be indicative of future results.

Regulatory and Economic Factors. The Corporation may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent the execution of certain business strategies or adversely affect the Corporation.

Failure to successfully address the issues identified above could have a material adverse effect on the Corporation’s business, future prospects, financial condition or results of operations.

The Bank could sustain losses if its asset quality declines.

The Bank’s earnings are affected by its ability to properly originate, underwrite and service loans. The Bank could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Bank’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Bank’s results of operations and financial condition.

An inadequate allowance for loan losses would reduce the Bank’s earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.

Liquidity needs could adversely affect the Bank’s results of operations and financial condition.

The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While management of the Bank believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. The Bank may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Competition from financial institutions and other financial service providers may adversely affect the Bank’s profitability.

The banking business is highly competitive and the Bank experiences competition in its markets from many other financial institutions. The Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Bank’s primary market areas and elsewhere.

Additionally, the Bank faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Bank’s customers, and may attempt to hire the Bank’s management and employees.

The Bank competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Bank has to attract its customer base from other existing financial institutions and from new residents. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

The Bank’s business is subject to the success of the local economies where it operates.

The Bank’s success significantly depends upon the growth in population, income levels, deposits and new businesses in its market areas. If the communities in which the Bank operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Bank’s business may not succeed. Adverse economic conditions in the Bank’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to the Bank and generally affect its financial condition and results of operations. Moreover, the Bank cannot give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.

Changes in interest rates could adversely affect the Corporation’s results of operations and financial condition.

Changes in interest rates may affect the Bank’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease the Bank’s net interest income. Changes in the level of interest rates also may negatively affect the Bank’s ability to originate loans, the value of the Bank’s assets and the Bank’s ability to realize gains from the sale of its assets, all of which ultimately affects the Bank’s earnings.

The Corporation relies heavily on the services of key personnel.

The Corporation depends substantially on the strategies and management services of its executive officers, Arthur F. Helf, Chairman and Chief Executive Officer, Michael R. Sapp, President, H. Lamar Cox, Chief Administrative Officer and George W. Fort, Chief Financial Officer. Although the Corporation has entered into an employment agreement with these executive officers, the loss of their services could have a material adverse effect on the Corporation’s business, results of operations and financial condition. The Corporation is also dependent on certain other key officers who have important customer relationships or are instrumental to its operations. Changes in key personnel and their responsibilities may be disruptive to the Corporation’s business and could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation believes that its future results will also depend in part upon its attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. Competition for such personnel is intense, and the Corporation cannot assure you that it will be successful in attracting or retaining such personnel.

The Bank is subject to extensive regulation that could limit or restrict its activities.

The Bank operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Federal Reserve Board, the FDIC and the TDFI. The Bank’s regulatory compliance is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. The Bank is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and the Bank cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Bank’s cost of compliance could adversely affect its ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to the Corporation, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, the Corporation has experienced, and may continue to experience, greater compliance costs.

The Corporation’s recent results may not be indicative of its future results.

The Corporation may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, the Corporation’s recent growth may distort some of its historical financial ratios and statistics. In the future, the Corporation may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment and a strong local business environment. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit the Corporation’s ability to grow.

The Corporation’s ability to maintain adequate capital may restrict its activities.

The Corporation’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. While the Corporation’s capital resources will satisfy its capital requirements for the foreseeable future, the Corporation may at some point, however, need to raise additional capital to support its continued growth.

The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Corporation cannot assure its shareholders that it will be able to raise additional capital if needed on terms acceptable to it. If the Corporation cannot raise additional capital when needed, its ability to continue its growth could be materially impaired.

The success and growth of the Corporation’s business will depend on its ability to adapt to technological changes.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly and on-line banking capabilities and other customer expected conveniences that are cost efficient to the Corporation’s business processes. As these technologies are improved in the future, the Corporation may, in order to remain competitive, be required to make significant capital expenditures.

Even though the Corporation’s common stock is currently traded on the Nasdaq Over the Counter Bulletin Board Market, the trading volume in its common stock has been thin and the sale of substantial amounts of the Corporation’s common stock in the public market could depress the price of its common stock.

The Corporation cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Corporation’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Corporation cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of the Corporation’s common stock. The Corporation, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The market price of the Corporation’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

The Corporation may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, the Corporation’s board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the Corporation’s shareholder’s ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

The Corporation’s ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

The Corporation derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the Federal Reserve Board may impose restrictions on the Corporation’s ability to pay dividends on its common stock. As a result, the Corporation cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Holders of the Corporation’s subordinated debentures have rights that are senior to those of its common shareholders.

The Corporation has supported its continued growth through the issuance of trust preferred securities from a special purpose trust and accompanying subordinated debentures. At December 31, 2005, the Corporation had outstanding trust preferred securities and accompanying subordinated debentures totaling $8.2 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by the Corporation. Further, the accompanying subordinated debentures the Corporation issued to the trust are senior to its shares of common stock. As a result, the Corporation must make payments on the subordinated debentures before any dividends can be paid on its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on its common stock. The Corporation has the right to defer distributions on its subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The main office of the Corporation is located in Williamson County at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, which is also the main office of the Bank.  This location is centrally located and in a high traffic/exposure area. The Bank leases 21,200 square feet at competitive rates. The term of the lease extends until December 2010.  The Bank provides services throughout the community by use of a network of couriers, third party automated teller machines, and state of the art electronic banking. The Bank also operates a loan production office located in Jefferson County at One Chase Corporate Center, Suite 400, Birmingham, AL 35244.  The Bank leases 280 square feet at competitive rates under the terms of a lease that extends until February 2007.

ITEM 3.	LEGAL PROCEEDINGS

To the best of the Corporation’s knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which the Corporation or the Bank is a party or of which any of the Corporation’s or the Bank’s property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is traded on the NASDAQ Over-The-Counter Bulletin Board Market, starting on December 16, 2005.  Prior to that time, the common stock of the Corporation was not traded through an organized exchange. The number of shareholders of record at February 28, 2006, was 607. Holders of the Corporation’s common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies.  The following table shows the quarterly range of high and low sale prices for the Corporation’s stock during the fiscal years 2005 and 2004. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2004:	First Quarter	$11.00	$11.00
	Second Quarter	$11.00	$11.00
	Third Quarter	$14.00	$14.00
	Fourth Quarter	No sales	No sales

2005:	First Quarter	$15.00	$15.00
	Second Quarter	$15.00	$15.00
	Third Quarter	$16.00	$16.00
	Fourth Quarter (1)	$35.00	$16.00

(1) The high sales price of $35.00 was achieved in December after trading began on the NASDAQ Over-The-Counter Bulletin Board Market on December 16, 2005.

Dividends

The payment of cash dividends is subject to the discretion of the Corporation’s Board of Directors and the Bank’s ability to pay dividends.  The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS - Payment of Dividends”.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The Bank issued Stock Option agreements to certain officers and employees (“Options”), at various times beginning on January 14, 2000.  These Options were not approved by the shareholders, as such approval is not necessary for these non-qualified option agreements.  Upon consummation of the Share Exchange, the Corporation became party to these options issued by the Bank.

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	—	—	—

Equity Compensation Plans Not Approved by Shareholders (incentive options for executive officers, directors, and incorporators)	937,842	$8.85	0

Total	937,842	$8.85	0

The original fourteen (14) incorporators and members of the Board of Directors were granted an aggregate of 122,500 options to purchase shares at $5.00 a share. 10,000 options were exercised in 2002 leaving an outstanding amount of options to purchase 112,500 shares.

In August 2003, the Board of Directors approved an option plan for active directors and incorporators in recognition of their four years of service to the Corporation without compensation. An aggregate of 320,000 options to purchase shares at a price of $10.50 were included in this plan.

Pursuant to employment agreements, executive officers received options equal to 14% of the shares sold in the original offering at an exercise price of $5.00. Based on the initial sale of 1,817,440 shares, executive officer options totaled 254,440. Of this total, 24,232 options were exercised and 12,116 options were forfeited in 2002, and 2,000 options were exercised in 2004, leaving an outstanding balance of 216,092 options to purchase shares. In February 2003, executive officers Arthur F. Helf, Michael R. Sapp, and H. Lamar Cox were granted 30,000 options each at an exercise price of $7.50 to vest over 3 years. In March 2004, executive officers Arthur F. Helf, Michael R. Sapp, and H. Lamar Cox were granted 20,000 options each at an exercise price of $11.00 to vest immediately. In August 2005, executive officer George W. Fort was granted 5,000 options. Of these 2,500 options immediately vested and the remaining 2,500 vest in August 2006. In November 2005, George W. Fort was granted 6,250 options that immediately vested.

The Board of Directors has granted incentive options to various employees who are not executive officers. Incentive options are used for recruiting and retention purposes and to recognize performance. Employee incentive options include 13,000 options to purchase shares at $5.00 a share granted in 2000 and 2001. Of these, 5,000 options to purchase shares have been forfeited by former employees, 3,000 options were exercised on December 31, 2003, and 1,000 options were exercised in 2004. The remaining 4,000 are fully vested. In March 2003, 9,000 options to purchase shares at $7.50 a share were granted. In December 2003, 31,000 options to purchase shares at $10.50 per share were granted. All of these incentive options vest in 2 years and are exercisable in 10 years. Of these, 5,000 options were forfeited in 2004. In July 2005 and August 2005, 69,000 and 10,000 options were granted respectively. On each grant date half immediately vested with the remaining options vesting one year later. In November 2005, 10,000 options were granted to employees and were immediately vested.

The total number of options outstanding in all programs is 937,842 of which 865,842 are fully vested at December 31, 2005. In the event the Corporation merges or consolidates with or into any other corporation, or sells or otherwise transfers its property, assets, and business substantially in its entirety to a successor corporation, there shall thereafter be deliverable upon any exercise of an option the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of common stock which would otherwise have been deliverable upon the exercise of such option would have been entitled upon such merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto.

Recent Sales of Unregistered Securities

During 2005, the Corporation did not offer any shares of its common stock for sale and no option holders exercised their options to purchase shares.

During 2004, the Corporation sold 775,000 shares of its common stock in a public offering at a per share price of $11.00.  The proceeds were used for general corporate purposes.  This offering was limited to residents of the State of Tennessee, and the Corporation relied on the exemption provided by Section 3(a)(11) of the Securities Act of 1933, relating to securities issued only in the state where the issuer is located.

Also during 2004, H. Lamar Cox, the Chief Financial Officer exercised the option to purchase 2,000 shares of common stock at an exercise price of $11.00 per share. This exercise of stock options was a transaction by the Corporation that did not involve a public offering. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

Also during 2004, options to purchase 1,000 shares of common stock at an exercise price of $7.00 per share were exercised. This exercise of stock options was a transaction by the Corporation that did not involve a public offering. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

During 2003, the Corporation sold 437,346 shares of its common stock in a public offering at a per share price of $9.00. The proceeds were used for general corporate purposes. This offering was limited to residents of the State of Tennessee, and the Corporation relied on the exemption provided by Section 3(a)(11) of the Securities Act of 1933, relating to securities issued only in the state where the issuer is located.

Also during 2003, options to purchase 3,000 shares at an exercise price of $11.00 per share were exercised. This exercise of stock options was a transaction by the Corporation that did not involve a public offering. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

During 2002, the Corporation sold 166,656 shares of its common stock in a public offering at a per share price of $7.00. The proceeds were used for general corporate purposes. This offering was limited to residents of the State of Tennessee, and the Corporation relied on the exemption provided by Section 3(a)(11) of the Securities Act of 1933, relating to securities issued only in the state where the issuer is located.

Also during 2002, options to purchase 34,232 shares at an exercise price of $6.25 per share were exercised. This exercise of stock options was a transaction by the Corporation that did not involve a public offering. The Corporation relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the financial statements included in Item 8:

SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(Dollars in Thousands except share data)
Operating Data:
Total interest income	$23,633	$13,185	$8,205	$5,181	$4,357
Total interest expense	10,006	4,265	2,976	2,452	2,437
Net interest income	13,627	8,920	5,229	2,729	1,920
Provision for loan losses	(3,700)	(2,420)	(1,115)	(318)	(815)
Net interest income after provision for loan losses	9,927	6,500	4,114	2,411	1,105
Non-interest income:
Investment securities gains	4	33	132	139	203
Gain on sale of loans	1,106	504	—	—	—
Other income	201	263	300	119	71
Non-interest expense	(6,246)	(4,552)	(3,459)	(2,183)	(1,908)
Income before income taxes	4,992	2,748	1,087	486	(529)
Income tax (expense) benefit	(1,925)	(1,082)	(188)	650	100
Net income	$3,067	$1,666	$899	$1,136	$(429)

Per Share Data :
Net income, basic	$0.95	$0.57	$0.40	$0.62	$(0.24)
Net income, assuming dilution(1)	$0.87	$0.53	$0.38	$0.59	$(0.24)
Book value	$8.16	$7.29	$5.44	$4.78	$3.32

	2005	2004	2003	2002	2001
	(Dollars in Thousands except share data)
Financial Condition Data:
Assets	$404,040	$245,917	$156,075	$97,779	$62,919
Loans, net	344,187	213,326	133,187	76,258	44,117
Investments	31,992	18,690	12,978	15,567	15,333
Cash and due from financial institutions	6,877	3,838	5,224	2,287	1,586
Federal funds sold	12,535	6,582	2,498	1,918	946
Premises and equipment, net	769	609	673	420	284
Deposits	367,705	221,394	142,293	87,261	56,700
Federal funds purchased	—	—	—	1,500	—
Long term debt	8,248	—	—	—	—
Other liabilities	1,657	923	384	218	179
Shareholders’ equity	26,430	23,600	13,398	8,800	6,040

Selected Ratios:
Overhead ratio (2)	1.98%	2.26%	2.70%	2.90%	3.41%
Efficiency ratio (3)	41.81%	46.83%	61.11%	73.10%	86.96%
Net yield on earning assets	7.70%	6.74%	6.62%	7.28%	8.12%
Cost of funds	3.66%	2.54%	2.75%	3.80%	5.25%
Net Interest margin	4.44%	4.56%	4.22%	3.83%	3.58%
Operating expenses to average earning assets	2.03%	2.33%	2.79%	3.06%	3.55%
Return on average assets	0.97%	0.83%	0.70%	1.51%	-0.77%
Return on average equity	12.29%	8.92%	8.00%	16.52%	-6.44%
Average equity to average assets	7.90%	9.28%	8.78%	9.14%	11.91%
Ratio of nonperforming assets to average assets	1.40%	1.90%	1.99%	1.47%	1.77%
Ratio of allowance for loan losses to average assets	1.39%	1.41%	1.56%	1.47%	1.64%
Ratio of allowance for loan losses to nonperforming assets	99.43%	74.45%	78.59%	99.91%	92.83%

(1) Options are not antidilutive in 2001

(2) Operating expenses divided by average assets

(3) Operating expenses divided by net interest income and noninterest income

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Management’s discussion of the Corporation and management’s analysis of the Corporation’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the provisions of various federal and state securities laws.  Although the Corporation believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Corporation’s customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Corporation’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted and because these factors are unpredictable and beyond the Corporation’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Corporation, and not to predict the future or to guarantee results.  The Corporation is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  The Corporation undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Overview

(dollars in thousands except share data in the remainder of this Item 7)

The results of operations for the year 2005 compared to 2004 reflected an 84.09% increase in net income and a 64.15% increase in earnings per share, assuming dilution.  The increase in earnings resulted primarily from a 52.77% increase in net interest income due to higher average loan balances.  The net interest margin for 2005 was 4.44%. The increased revenue was partially offset by increases in non-interest expense and the provision for loan losses.  The year 2005 reflected a continuation of the Bank’s trend of rapid asset growth.  The asset growth is a result of the strength of the Middle Tennessee economy and the success of the Corporation’s Business Bank operating strategy.

The Corporation’s growth in assets is a result of growth in the market area and effective marketing. The improvement in results including net income and earnings per share is a result of the business focus of the Bank. From 2000 to 2005, the Bank’s market area experienced explosive growth. In Williamson County, demographic information shows a 16.61% growth in the number of households from 2000 to 2005.  Estimates are that by 2010 the number of households will have grown by another 13.74%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond the Corporation’s control, Management believes that the projected growth of our market area will positively impact the Bank’s future growth.

The Bank has also grown by marketing to business owners that have been left without a long standing banking relationship. The Middle Tennessee area has experienced several bank mergers or acquisitions in the last ten years resulting in many long standing relationships being terminated. These acquisitions also resulted in loan funding decisions being made out of state creating confusion for local lending personnel and uncertainty for local businesses. The Bank has taken advantage of this confusion by offering loans at a fair rate and funded locally in a timely manner. Management believes the competitive advantage created by this environment will continue to positively impact results from operations.

The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 24.02% increase in the net interest margin from 2001 to 2005. Non-interest expense is controlled by efficiently staffing the Bank’s operations. In 2005, that resulted in $9.8 million in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

Changes in Results of Operations

(dollars in thousands except share data)

Net Income - Net income for 2005 was $3,067, an increase of $1,401 or 84.09%, compared to the $1,666 earned in 2004. The increase is attributable to a 52.77% increase in net interest income from $8,920 in 2004 to $13,627 in 2005. The increase of $4,707 in net interest income was the result of higher average loan balances. Non-interest income increased by $511 from $800 to $1,311, or 63.88%, primarily due to gains on loan sales. These positive effects were partially offset by a 52.89% increase in the provision for loan losses, from $2,420 in 2004 to $3,700 in 2005 and an increase of $1,694 in non-interest expense, up 37.21% to $6,246 in 2005 compared to $4,552 in 2004. The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

Net income for 2004 was $1,666 an increase of $767 or 85.32%, compared to the $899 earned in 2003.  The increase is attributable to a 70.59% increase in net interest income from $5,229 in 2003 to $8,920 in 2004.  The increase of $3,691 in net interest income was the result of higher average loan balances.  Non-interest income increased by $368 from $432 to $800, or 85.19%, primarily due to gains on loan sales.  These positive effects were partially offset by a 117.04% increase in the provision for loan losses, from $1,115 in 2003 to $2,420 in 2004 and an increase of $1,093 in non-interest expense, up 31.60% to $4,552 in 2004 compared to $3,459 in 2003.  The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs.  The increase in non-interest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

Net Interest Income - The primary source of earnings for the Bank is net interest income which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities.  The major factors which affect net interest income are changes in volumes, the yield on earning assets, and the cost of interest bearing liabilities.  Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Bank’s primary source of earnings.

In mid-2004, the Federal Reserve Open Market Committee (FOMC) began a series of increases in short-term interest rates.  By year-end 2005, the FOMC had increased rates by 300 basis points. In anticipation of continued rising interest rates, management has placed the Bank in a moderately asset sensitive position.  This means that more assets are scheduled to reprice within the next year than liabilities, thereby taking advantage of the anticipated rise in interest rates. During 2005, $10,726 of the net loan growth occurred in floating rate construction loans and approximately 25% of the $94,100 increase in commercial loans were floating rate transactions. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

Net interest income for 2005 was $13,627 compared to $8,920, a gain of $4,707 or 52.77%. The increase in net interest income was largely attributable to strong loan growth. Net loans increased from $213,326 at December 31, 2004 to $344,187 at December 31, 2005—an increase of $130,861, or 61.34%. Net interest income was favorably impacted by the increase in the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $50.3 million at year-end 2004 to $87.0 million at the end of 2005. The loan growth was matched by an increase in deposits from $221,394 at December 31, 2004 to $367,705 in 2005—an increase of $146,311 or 66.09%.

Net interest income for 2004 was $8,920 compared to $5,229 in 2003, a gain of $3,691 or 70.59%.  The increase in net interest income was largely attributable to strong loan growth.  Net loans increased from $133,187 at December 31, 2003 to $213,326 at December 31, 2004 — an increase of $80,139, or 60.17%. Net interest income was favorably impacted by the expansion of the Bank indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $27.4 million at year-end 2003 to $50.3 million at the end of 2004.  This high yielding portfolio is a key component in the stability and strength of net interest income.  The loan growth was matched by an increase in deposits from $142,293 at December 31, 2003 to $221,394 in 2004 — an increase of $79,101 or 55.59%.

Investments - The Bank views the investment portfolio as a source of income and liquidity. Management’s investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments.   The Investment Policy requires a minimum portfolio level equal to 7.00% of total assets and a maximum portfolio level of 20.00% of total assets.  Management has maintained the portfolio at the lower end of the policy guidelines with the portfolio at 7.91%, 7.60% and 8.32% of total assets at end of year in 2005, 2004 and 2003 respectively.

The investment portfolio at December 31, 2005 was $31,992 compared to $18,690 at year end 2004. The interest earned on investments rose from $616 in 2004 to $967 in 2005. That was a result of higher average portfolio balances as well as increased yields. The average yield on the investment portfolio investments rose from 3.79% in 2004 to 4.19% in 2005 or 40 basis points.

The investment portfolio at December 31, 2004 was $18,690 compared to $12,898 at year-end 2003.    The average yield on the investment portfolio was 3.79% in 2004 compared to 3.58% in 2003.

Net Interest Margin Analysis -  The net interest margin is impacted by the average volumes of interest sensitive assets and interest sensitive liabilities and by the difference between the yield on interest sensitive assets and the cost of interest sensitive liabilities (spread).  Loan fees collected at origination represent an additional adjustment to the yield on loans. The Bank’s spread can be affected by economic conditions, the competitive environment, loan demand, and deposit flows.  The net yield on earning assets is an indicator of the effectiveness of a bank’s ability to manage the net interest margin by managing the overall yield on assets and the cost of funding those assets.

The two factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. The Bank has been disciplined in raising interest rates on deposits only as the market demanded and thereby managing the cost of funds. Also, the Bank has not competed for new loans on interest rate alone but has relied on effective marketing to business customers. Business customers are not influenced by interest rates alone but are influenced by other factors such as timely funding. By working to positively impact both factors that make up the spread, the Bank has been able to improve its net interest margin by 0.86% from the end of 2001 to the end of 2005. That is an improvement of 24.02% over a four-year period. While the Bank continues to strive to improve its net interest margin, it is not reasonable to assume that the spread will continue to improve at the same rate.

The net interest margin declined from 4.56% in 2004 to 4.44% in 2005 due to the cost of funds rising faster than the yield on earning assets during the year. Interest income increased by $10,448, or 79.24%, from $13,185 in 2004 to $23,633 in 2005. The increase was primarily due to increased volume. Average earning assets increased from $195,449 in 2004 to $ 306,765 in 2005, an increase of $111,316 or 56.95%. The increase in earning assets was due to loan growth. Average loans increased $103,522 or 59.39%. The average yield on earning assets increased from 6.74% in 2004 to 7.70% in 2005 or 96 basis points. The increase in the Bank’s indirect funded small loan portfolio favorably impacted the average yield on earning assets. The average yield on this type of loan in 2005 was 9.10%. These loans increased 73.02% from $50.3 million at year-end 2004 to $87.1 million at the end of 2005.   Interest expense increased from $4,265 in 2004 to $10,006 in 2005. The $5,741, or 134.60%, increase in expense was due to increases in the volume of deposits as well as an increase in the cost of funds. Average deposits increased from $167,647 in 2004 to $273,040 in 2005, an increase of $105,393 or 62.86%. The cost of funds increased from 2.54% in 2004 to 3.66% in 2005 or 112 basis points.

The net interest margin improved from 4.22% in 2003 to 4.56% in 2004 due to an improved yield on earning assets and a lower cost of funding.  Interest income increased by $4,980, or 60.69%, from $8,205 in 2003 to $13,185 in 2004.  The increase was primarily due to increased volume.  Average earning assets increased from $123,888 in 2003 to $195,449 in 2004, an increase of $71,561 or 57.76%.  The increase in earning assets was due to loan growth. Average loans increased $68,463 or 64.68%.  The average yield on earning assets increased from 6.62% in 2003 to 6.74% in 2004 or 12 basis points. The net interest margin was favorably impacted by the expansion of the Bank’s indirect funded small loan portfolio.  These loans increased from $27.4 million at year-end 2003 to $50.3 million at the end of 2004.  This high yielding portfolio is a key component in the strength of the net interest margin. During 2004, a period of historically low interest rates, the market for quality loans was highly competitive.  Management emphasized pricing discipline throughout the year to ensure that growth was not achieved by competing on reduced pricing. The Bank will continue to focus its marketing efforts on customers who are more sensitive to service than price.

Interest expense increased from $4,265 in 2004 to $10,006 in 2005.  The $5,741, or 134.61%, increase in expense was due to increases in the volume of deposits as well as interest rates. Average interest bearing deposits increased from $167,647 in 2004 to $273,040 in 2005, an increase of $105,393 or 62.87%. Additionally, the cost of funds increased from 2.54% in 2004 to 3.66% in 2005.

Interest expense increased from $2,976 in 2003 to $4,265 in 2004.  The $1,289, or 43.31%, increase in expense was due to increases in the volume of deposits.   Average interest bearing deposits increased from $108,140 in 2003 to $167,647 in 2004, an increase of $59,507 or 55.02%.  Despite the fact that rates started increasing in the last half of 2004, management was aggressive in lowering interest rates on savings accounts and other products during the year.  As a result, the cost of funds was reduced from 2.75% in 2003 to 2.54% in 2004, a decline of 21 basis points. The local deposit market is highly competitive and rates tend to lead national averages.  The Bank partially offsets the higher cost of local deposits by acquisition of wholesale funding in the national market.

Provision for Loan Losses - Management assesses the adequacy of the allowance for loan losses with a combination of qualitative and quantitative factors.  At inception, each loan is assigned a risk rating that ranges from “RR1 to RR4”.  An RR1 assignment indicates a “Superior” credit, RR2 represents an “Excellent” credit, RR3 represents an “Above-Average” loan, and RR4 designates an “Average” credit.  The assignment of a risk rating is based on an evaluation of the credit risk in the transaction.  The evaluation includes consideration of the borrower’s financial capacity, collateral, cash flows, liquidity, and alternative sources of repayment.  If a loan deteriorates and the level of risk increases, management downgrades the loan to RR5-”Watch”, RR6-”Criticized”, or RR7-”Substandard”, depending on the circumstances.  A review by an independent accounting firm of the assigned risk ratings is an integral part of the Bank’s external Loan Review program.

Management reviews the loan portfolio regularly to determine if loans should be placed on non-accrual for revenue recognition. If a loan is placed on non-accrual, all interest earned since the last current payment is immediately reversed.  Loans may remain on non-accrual status until the underlying collateral is repossessed and valued or until the amount of loss in the credit can be reasonably determined.  Once collateral is repossessed and appraised, the collateral is recorded as a repossession at the lower fair value or the investment in the related loan.  Any difference between the estimated fair value of the collateral and the loan balance is charged off.  Variances in fair value estimates are recorded as a gain or loss on sale when the collateral is sold.   Non-accrual loans totaled $2,928, $2,161 and $1,136 at year-end 2005, 2004 and 2003.  These amounts represented 0.85%, 1.01% and 0.85% of net loans at the end of each year.

Management uses the weighted average risk rating to monitor the overall credit quality and trends in the loan portfolio. At December 31, 2005, the weighted average risk rating of the $344,187 net loan portfolio was 3.62. At December 31, 2004, the weighted average risk rating of the $213,326 net loan portfolio was 3.63.  The Board of Directors reviews the weighted average risk rating of loans booked during the previous month.  In addition, the Board reviews all credits classified RR5 or higher monthly.  Management closely monitors other key loan quality indicators including delinquencies, changes in the portfolio mix and general economic conditions.  These actions provide a degree of objectivity in assessing the risk in the portfolio and establishing an adequate loan loss reserve.  To the extent that actual and anticipated losses differ, adjustments are made to the loan loss provision or to the level of the allowance for loan losses. At December 31, 2005, the loan loss reserve of $4,399 was 1.26% of gross loans of $348,586.

The provision for loan losses in 2005 was $3,700, an increase of $1,280, or 52.89%, above the provision of $2,420 expensed in 2004. $1,558 of the provision, or 42.11%, was attributable to loan growth recorded during 2005. The remainder of the loan loss provision in 2005 funded net charge offs of $2,142.

The provision for loan losses in 2004 was $2,420, an increase of $1,305, or 117.04%, above the provision expensed in 2003.  $841 of the provision, or 34.75%, was attributable to maintaining a general reserve for the loan growth recorded during 2004.  The remainder of the loan loss provision in 2004 funded net charge offs of $1,579 of which $819 was attributable to a single loan. On the collateral for this loan, the Bank’s recovery was minimal and far below the cost and the appraised value of the equipment.

The Bank targets small and medium sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank’s earnings will decrease. The Bank uses an independent accounting firm to review our loans quarterly for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2005, 2004, 2003, 2002 and 2001:

	December 31,
	2005	2004	2003	2002	2001
	($ in thousands)
Non-accrual loans
Number	46	17	12	10	5
Amount	$2,928	$2,161	$1,136	$1,104	$990

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	9	4	6	—	—
Amount	$352	$111	$308	$—	$—

Loans defined as “troubled debt restructurings”
Number	3	2	1	—	—
Amount	$1,144	$1,544	$1,101	$—	$—

Gross interest income lost on the above loans	$133	$82	$193	$158	$78

Interest income included in net income on the above loans	$31	$48	$29	$24	$87

As of December 31, 2005, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Bank had no tax-exempt loans during the period ended December 31, 2005.  The Bank had no loans outstanding to foreign borrowers at December 31, 2005.

An analysis of the Bank’s loss experience is furnished in the following table for December 31, 2005, 2004, 2003, 2002 and 2001, and the periods then ended (dollars in thousands):

	December 31,
($ in thousands)	2005	2004	2003	2002	2001

Allowance for loan losses at beginning of period	$2,841	$2,000	$1,103	$919	$736
Charge-offs:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	—	101	—	—	—
Other	—	131	—	—	—
Commercial, financial and agricultural	2,379	1,366	235	105	641
Consumer	32	57	48	31	—
Other	—	—	—	—	—
Total Charge-offs	2,411	1,655	283	136	641

Recoveries:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	1	—	—	—	—
Other	—	3	—	—	—
Commercial, financial and agricultural	245	68	64	3	9
Consumer	23	5	1	—	—
Other	—	—	—	—	—
Total Recoveries	269	76	65	3	9

Net Charge-offs	2,142	1,579	218	133	632

Provision for loan losses charged to expense	3,700	2,420	1,115	317	815

Allowance for loan losses at end of period	$4,399	$2,841	$2,000	$1,103	$919

	December 31,
	2005	2004	2003	2002	2001

Net charge-offs as a percentage of average total loans outstanding during the year	0.76%	0.89%	0.20%	0.23%	1.56%

Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.26%	1.31%	1.48%	1.43%	2.04%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at December 31, 2005.

At December 31, 2005, 2004, 2003, 2002 and 2001, the allowance was allocated as follows (dollars in thousands):

	2005		2004		2003		2002		2001
($ in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Real estate:
Construction	$383	10.98%	$175	10.55%	$71	7.68%	$83	8.59%	$52	9.21%
1 to 4 family residential	225	5.27%	75	7.38%	57	10.00%	167	17.28%	121	21.54%
Other	504	14.45%	265	15.59%	331	14.85%	131	13.59%	108	19.32%
Commercial, financial and agricultural	3,197	67.11%	2,272	64.68%	1,510	65.03%	697	58.00%	619	46.63%
Consumer	45.90%		54	1.80%	31	2.44%	25	2.54%	19	3.30%
Other	45	1.29%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total	$4,399	100.00%	$2,841	100.00%	$2,000	100.00%	$1,103	100.00%	$919	100.00%

Non-interest Income - Non-interest income is income that is not related to interest-earning assets.  In a typical retail bank, non-interest income consists primarily of service charges and fees on deposit accounts and mortgage origination fees.  Due to the business focus of the Bank and the lack of a large retail customer base, revenues from these traditional sources will remain modest.

The Bank earned $105 in mortgage origination fees in 2005 compared to $130 earned in 2004, a decline of $25 or 19.23%. The decline in mortgage loan demand and mortgage origination income is attributed to the continued rising interest rates in 2005. Management believes that rates will continue to rise for part of 2006 and that the mortgage unit will provide a value-added service with modest revenue results.

The Bank earned $1,106 in 2005 on a series of loan sale transactions compared to $504 in 2004. The Bank is located in a vibrant market area and can generate quality assets at a faster rate than it can adequately fund them. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. During 2004, management identified a network of community banks eager to purchase quality assets, and four loan sale transactions were completed that year.  Management has installed appropriate systems and processes to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue.

In 2004, the Bank earned $504 on a series of loan sale transactions, the first year of this activity.  The Bank earned $130 in mortgage origination fees in 2004 compared to $148 earned in 2003, a decline of $18 or 12.16%.  The decline in mortgage origination income is attributed to rising interest rates starting in mid-2004 and the slowing of refinancing activity.  Income earned in the form of service charges on deposits totaled $24, a gain of $7, or 41.18% above the $17 earned in 2003.  Gain on sales of securities declined by $99 or 75.00% from $132 in 2003 to $33 in 2004.  This decline was due to the rise in interest rates in 2004 and the subsequent lack of opportunities to recognize market gains in the investment portfolio.

Non-interest Expense - Non-interest expense includes salaries and benefits expense, occupancy costs, and other operating expenses including data processing, professional fees, supplies, postage, telephone, and other items.  Management views the control of operating expense as a critical element in the success of the Business Bank strategy.  The Bank operates more efficiently than peer banks because it conducts business from a single location and does not provide banking services for many retail customers with high transaction volume.

Management targets $7.5 million in assets per full time employee as a measure of staffing efficiency. Management believes that the growth of the Bank will offer additional opportunities to leverage personnel resources.  The Bank does expect to hire employees in 2006 so salaries and benefits expense will increase, but the target for Average Assets per Employee will remain at $7.5 million per employee.

Non-interest expense for 2005 was $6,246, an increase of $1,694 or 37.21%, over the $4,552 expensed in 2004. Approximately 65% of the increase was due to the addition of new employees during the year. The Bank ended 2005 with 41 full time employees. Assets per employee was $9.8 million at year-end 2005 compared to $7.7 million at year-end 2004.

Non-interest expense for 2004 was $4,552, an increase of $1,093 or 31.60%, over the $3,459 expensed in 2003.  Approximately half of the increase was due to the addition of five new employees during the year.  The Bank ended 2004 with 32 full time employees.  Assets per employee was $7.7 million at year-end 2004 and $5.8 million at year-end 2003.

Income Taxes - The Corporation’s effective tax rate in 2005 was 38.56% compared to 39.37% in 2004 and 17.30% in 2003.  The change in the applicable tax rate reflects the Corporation’s progression from initial operating losses to current profits.  Management anticipates that tax rates in future years will approximate the rates paid in 2005.

Changes in Financial Condition

(dollars in thousands except share data)

Assets - Total assets at December 31, 2005, were $404,040, an increase of $158,123 or 64.29%, over total assets of $245,917 at December 31, 2004. Average assets for 2005 were $315,974, an increase of $114,835, or 57.09% over average assets in 2004. Loan growth was the primary reason for the increase. Year-end 2005 net loans were $344,187, up $130,861, or 61.34% over the year-end 2004 total net loans of $213,326.

Total assets at December 31, 2004, were $245,917, an increase of $89,842 or 57.56%, over total assets of $156,075 at December 31, 2003.  Average assets for 2004 were $201,139, an increase of $73,072, or 57.05% over average assets in 2003.  Loan growth was the primary reason for the increase.  Year-end 2004 net loans were $213,326, up $80,139, or 60.17% over the year-end 2003 total net loans of $133,187.

The Bank’s Business Bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  The Bank maintains a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing. Earning assets at December 31, 2005, were $388,714, or 96.20% of total assets of $404,040. Earning assets at December 31, 2004, were $238,598, or 97.02% of total assets of $245,917.  Management targets an earning asset to total asset ratio of 97% or higher. This ratio is expected to generally continue at these levels although this may be affected by economic factors beyond the Bank’s control.

Liabilities - The Bank relies on increasing its deposit base to fund loan and other asset growth.  The Williamson County marketplace is highly competitive with 20 financial institutions and 72 banking facilities (as of June 30, 2005). The Bank competes for local deposits by offering attractive products with premium rates.  The Bank expects to have a higher average cost of funds for local deposits than competitor banks due to its single location and lack of a branch network.  Management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  The Bank has promoted electronic banking services by providing them without charge and by offering in-bank customer training.

The Bank also obtains funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and sellers of deposits to deposit purchasers such as credit unions, school districts, labor unions, and other organizations with excess liquidity.  Deposits may be raised in ninety-nine thousand dollar ($99,000) or one hundred thousand dollar ($100,000) increments in maturities from two weeks to five years.  Management believes the utilization of the electronic bulletin board is highly efficient and the average rate has been generally less than rates paid in the local market. Participants in the electronic market pay a modest annual licensing fee and there are no transaction charges.  Management has established policies and procedures to govern the acquisition of funding through the wholesale market.  Wholesale deposits are categorized as “Purchased Time Deposits” on the detail of deposits shown in this Item 7. Management may also, from time to time, engage the services of a deposit broker to raise a block of funding at a specified maturity date.

Total average deposits in 2005 were $284,977, an increase of $103,417, or 56.96% over the total average deposits of $181,560 in 2004. Average non-interest bearing deposits increased by $4,471, or 31.28%, from $14,292 in 2004 to $18,763 in 2005. Average savings deposits decreased by $11,721 from $34,506 in 2004 to $22,785 in 2005. Average purchased deposits increased by $47,811, or 48.53%, from $98,515 in 2004 to $146,326 in 2005. The average rate paid on purchased deposits in 2005 was 3.55% compared to 2.68% in 2004. Purchased time deposit funding represented 51.34% of total funding in 2005 compared to 54.26% in 2004.

Total average deposits in 2004 were $181,560, an increase of $65,282, or 56.14% over the total average deposits of $116,278 in 2003.  Average non-interest bearing deposits increased by $5,916, or 70.63%, from $8,376 in 2003 to $14,292 in 2004.  Average savings deposits grew by $7,508 from $26,998 in 2003 to $34,506 in 2004.  Average purchased deposits increased by $41,393, or 72.46%, from $57,122 in 2003 to $98,515 in 2004.  The average rate paid on purchased time deposits in 2004 was 2.68% compared to 2.90% in 2003.  Purchased time deposit funding represented 54.26% of total funding in 2004 compared to 49.13% in 2003.

Off-balance sheet arrangements - The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk:

	2005		2004		2003
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit	$2,404	$38,859	$4,014	$29,638	$2,605	$15,529
Standby letters of credit	—	5,686	—	2,139	—	1,558

Commitments to make loans are generally made for periods of one year or less.  The fixed rate loan commitments have interest rates ranging from 5.75% to 10.00% and maturities ranging from 6 months to 5 years.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case–by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  All letters of credit are due within one year or less of the original commitment date.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank primarily serves customers located in Middle Tennessee.  As such, the Bank’s loans, commitments and letters of credit have been granted to customers in that area.

Contractual Obligations — At December 31, 2005, the Bank had certain contractual obligations as shown below.

	Payments due by Period
	Total	LessThan 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Contractual Obligations (1)
Deposits without a stated maturity	$113,361	$113,361	$—	$—	$—
Certificates of deposit	255,350	151,948	59,377	44,025	—
Subordinated long term debt	8,248	—	—	—	8,248
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,326	247	526	553	—
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—
Total	$378,285	$265,556	$59,903	$44,578	$8,248

(1)    excludes interest

Financial Tables

The following financial information regarding the Corporation and the Bank should be read in conjunction with the Corporation’s financial statements included in Item 8 of this Report.

Average Balance Sheets, Net Interest Income and Changes in Interest Income and Interest Expense

The following tables show the average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Bank, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amount attributable to changes in volume and changes in rates.  The table is presented on taxable equivalent basis, if applicable.

	12 months Ended December 31, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$23,034	$980	4.19%
Tax-exempt	—	—	—
Total securities	23,034	980	4.19%

Loans (2) (3)	277,821	22,488	8.09%
Federal funds sold	5,910	165	2.79%
Total interest earning assets	306,765	23,633	7.70%

Non-interest earning assets
Cash and due from banks	4,097
Net fixed assets and equipment	731
Accrued interest and other assets	4,381

Total assets	$315,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$266,214	9,568	3.59%
Federal funds purchased	589	22	3.74%
Subordinated debt	6,237	416	6.68%
Total interest bearing liabilities	273,040	10,006	3.66%

Non-interest bearing liabilities
Non-interest bearing demand deposits	16,489
Other liabilities	1,481
Shareholders’ equity	24,964

Total liabilities and shareholders’ equity	$315,974

Net Interest Spread	4.03%

Net Interest Margin	4.44%

(1)   Unrealized loss of $357 is excluded from yield calculation.

(2)   Non-accrual loans are included in average loan balances and loan fees of $1,438 are included in interest income.

(3)   Loans are presented net of allowance for loan loss

	12 months Ended December 31, 2004
	Average	Average
(dollars in thousands)	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$15,987	$616	3.79%
Tax-exempt	—	—	—
Total securities	15,987	616	3.79%

Loans (2) (3)	174,296	12,496	7.17%
Federal funds sold	5,166	73	1.41%
Total interest earning assets	195,449	13,185	6.74%

Non-interest earning assets
Cash and due from banks	3,045
Net fixed assets and equipment	644
Accrued interest and other assets	2,001

Total assets	$201,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$167,268	4,257	2.55%
Federal funds purchased	379	8	2.11%
Total interest bearing liabilities	167,647	4,265	2.54%

Non-interest bearing liabilities
Non-interest bearing demand deposits	14,292
Other liabilities	525
Shareholders’ equity	18,675

Total liabilities and shareholders’ equity	$201,139

Net Interest Spread	4.20%

Net Interest Margin	4.56%

(1)   Unrealized loss of $253 is excluded from yield calculation.

(2)   Non-accrual loans are included in average loan balances and loan fees of $858 are included in interest income.

(3)   Loans are presented net of allowance for loan loss

	12 months Ended December 31, 2003
	Average		Average
(dollars in thousands)	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$13,562	$486	3.58%
Tax-exempt	—	—	—
Total securities	13,562	486	3.58%

Loans (2) (3)	105,833	7,654	7.23%
Federal funds sold	4,493	65	1.45%
Total interest earning assets	123,888	8,205	6.62%

Non-interest earning assets
Cash and due from banks	2,151
Net fixed assets and equipment	552
Accrued interest and other assets	1,476

Total assets	$128,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$107,902	2,973	2.76%
Federal funds purchased	238	3	1.26%
Total interest bearing liabilities	108,140	2,976	2.75%

Non-interest bearing liabilities
Non-interest bearing demand deposits	8,376
Other liabilities	309
Shareholders’ equity	11,242

Total liabilities and shareholders’ equity	$128,067

Net Interest Spread	3.87%

Net Interest Margin	4.22%

(1)   Unrealized loss of $2 is excluded from yield calculation.

(2)   Non-accrual loans are included in average loan balances and loan fees of $561are included in interest income.

(3)   Loans are presented net of allowance for loan loss

The following Tables outline the components of the net interest margin for the years 2005, 2004, and 2003 and identifies the impact of changes in volume and the changes in rate.

	December 31, 2005 change from
	December 31, 2004 due to:
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$8,209	$1,783	$9,992
Securities – taxable	290	74	364
Federal funds sold	12	80	92
Total interest income	8,511	1,937	10,448

Interest expense
Deposits (other than demand)	3,130	2,181	5,311
Federal funds purchased	6	8	14
Subordinated debt	416	—	416
Total interest expense	3,552	2,189	5,741

Net interest income	$4,959	$(252)	$4,707

	December 31, 2004 change from
	December 31, 2003 due to:
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$4,909	$(66)	$4,843
Securities – taxable	91	39	130
Federal funds sold	9	(2)	7
Total interest income	5,009	(29)	4,980

Interest expense
Deposits (other than demand)	1,526	(242)	1,284
Federal funds purchased	2	3	5
Total interest expense	1,528	(239)	1,289

Net interest income	$3,481	$210	$3,691

Liability and Asset Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The Bank’s asset liability and investment committee, which consists of the Executive Officers, Arthur F. Helf, Michael R. Sapp, H. Lamar Cox and George W. Fort, is charged with monitoring the liquidity and funds position of the Bank.  The Committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.  The Bank operates an asset/liability management model.  At December 31, 2005, the Bank had a positive cumulative repricing gap within one year of approximately $27,081 or approximately  6.97% of total year end earning assets. See Quantitative and Qualitative Analysis of Market Risk for additional information.

Deposits

The Bank’s primary sources of funds are interest-bearing deposits. The following tables present the average amount of and average rate paid on each of the following deposit categories for 2005, 2004 and 2003:

Deposits

	Year Ended December 31,
	2005		2004		2003
		Average		Average		Average
(dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
Types of Deposits
Non-interest-bearing demand deposits	$18,763	—	$14,292	—	$8,376	—
Interest-bearing demand deposits	3,097	1.90%	1,640	0.24%	1,266	0.02%
Money market accounts	39,485	3.88%	16,316	2.07%	6,324	0.88%
Savings accounts	22,785	2.61%	34,506	2.43%	26,998	2.84%
IRA accounts	2,183	4.31%	1,040	3.56%	874	3.99%
Purchased time deposits	146,326	3.55%	98,515	2.68%	57,122	2.90%
Time deposits	52,338	4.00%	15,251	2.65%	15,318	3.01%
Total deposits	$284,977		$181,560		$116,278

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2005 (in thousands):

2005

Three months or less	$29,504

Over three through twelve months	34,778

More than twelve months	58,722
Total	$123,004

Investment Portfolio

At year end 2005, obligations of the United States Government or its agencies and collateralized mortgage obligations represented 100% of the investment portfolio. The Bank’s investment portfolio at December 31, 2005, 2004 and 2003 consisted of the following (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
As of December 31, 2005
Securities available for sale
U.S. Government agencies	$22,195	$7	$(411)	$21,791
Mortgage-backed securities	8,059	—	(254)	7,805
Corporate debt securities	1,958	—	(22)	1,936
Other	380	80	—	460
Total	$32,592	$87	$(687)	$31,992

As of December 31, 2004
Securities available for sale
U.S. Government agencies	$9,958	$5	$(111)	$9,852
Mortgage-backed securities	8,569	—	(111)	8,458
Other	380	—	—	380
Total	$18,907	$5	$(222)	$18,690

As of December 31, 2003
Securities available for sale
U.S. Government agencies	$5,477	$1	$(135)	$5,343
Mortgage-backed securities	6,163	1	(77)	6,087
Corporate debt securities	1,160	8	—	1,168
Other	380	—	—	380
Total	$13,180	$10	$(212)	$12,978

The following schedule presents the estimated maturities and weighted average yields of investment securities of the Bank at December 31, 2005:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Obligations of U.S. Government agencies
Due in one year or less	$—	$—	0.00%
Due after one through five years	8,257	8,109	3.71%
Due after five through ten years	13,938	13,682	4.88%
Due after ten years	—	—	0.00%
Total obligations of U.S. Government agencies	22,195	21,791

Mortgage-backed securities	8,059	7,805	3.77%

Corporate debt securities
Due in one year or less	417	399	4.94%
Due after one through five years	—	—	0.00%
Due after five through ten years	1,541	1,537	4.94%
Due after ten years	—	—	0.00%
Total corporate debt securiites	1,958	1,936

Other securities	380	460	0.00%
Total securities available for sale	$32,592	$31,992

The Bank owned no tax-exempt securities during the period ended December 31, 2005.

Investment Policy

The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure.  In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous Board of Director’s meeting, is reviewed by the Board at its next monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.

Loan Portfolio

The Bank had total loans of $349 million at December 31, 2005.  As the loan portfolio is concentrated in Davidson County and Williamson County, there is risk that the borrowers’ ability to repay the loans could be affected by changes in local economic conditions.

The following schedule details the loans of the Bank at December 31, 2005, 2004, 2003, 2002 and 2001:

(dollars in thousands)	2005	2004	2003	2002	2001
Real estate
Construction	$38,279	$22,813	$10,386	$6,646	$4,146
1-4 family residential	18,358	15,963	13,520	13,372	9,701
Other	50,371	33,694	20,072	10,513	8,702
Commercial, financial and agricultural	233,948	139,799	87,908	44,867	21,000
Consumer	3,149	3,898	3,301	1,963	1,487
Other	4,481	—	—	—	—

Total loans	348,586	216,167	135,187	77,361	45,036
Less: allowance for loan losses	(4,399)	(2,841)	(2,000)	(1,103)	(919)

Net loans	$344,187	$213,326	$133,187	$76,258	$44,117

Composition of loan portfolio by type

	As of December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Real estate:
Construction	10.98%	10.55%	7.68%	8.59%	9.21%
1 to 4 family residential	5.27%	7.38%	10.00%	17.28%	21.54%
Other	14.45%	15.59%	14.85%	13.59%	19.32%
Commercial, financial and agricultural	67.11%	64.68%	65.03%	58.00%	46.63%
Consumer	0.90%	1.80%	2.44%	2.54%	3.30%
Other	1.29%	0.00%	0.00%	0.00%	0.00%
Total	100%	100%	100%	100%	100%

Composition of commercial loan portfolio by funding program type

	As of December 31,
	2005		2004		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural:
Direct funding	$94,742	40.50%	$60,471	43.26%	$54,835	62.38%
Indirect funding
Large	52,144	22.29%	29,010	20.75%	5,602	6.37%
Small	87,062	37.21%	50,318	35.99%	27,471	31.25%
Total	233,948	100.00%	139,799	100.00%	87,908	100.00%

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Bank at December 31, 2005:

	Due in 1	Due in 1	Due after
Type of Loan (1)	year or less	to 5 years	5 Years	Total
	($ in thousands)
Real estate:
Construction	$30,736	$7,543	$—	$38,279
1 to 4 family residential	6,901	11,159	298	18,358
Other	18,088	28,702	3,581	50,371
Commercial, financial and agricultural	58,554	172,899	2,495	233,948
Consumer	1,176	1,815	158	3,149
Other	—	—	4,481	4,481
Total	$115,455	$222,118	$11,013	$348,586

Less: allowance for loan loss				(4,399)

Net loans				$344,187

Interest rate sensitivity:
Fixed interest rates	14,899	221,504	10,332	246,735
Floating or adjustable rates	100,556	614	681	101,851

Total	$115,455	$222,118	$11,013	$348,586

(1) includes non-accrual loans

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Analysis of Market Risk

Like all financial institutions, the Corporation is subject to market risk from changes in interest rates.  Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities.  If rates are rising, and the level of rate sensitive liabilities exceed the level of rate sensitive assets, the net interest margin will be negatively impacted.  Conversely, if rates are falling, and the level of rate sensitive liabilities is greater than the level of rate sensitive assets, the impact on the net interest margin will be favorable.  Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace, in other words, short term rates may be rising while longer term rates remain stable.  In addition, different types of rate sensitive assets and rate sensitive liabilities react differently to changes in rates.

To manage interest rate risk, the Corporation must take a position on the expected future trend of interest rates.  Rates may rise, fall, or remain the same.  The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s Balance Sheet.   The Corporation’s annual budget reflects the anticipated rate environment for the next twelve months.  The Asset Liability Committee conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the board.

The Asset Liability Committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities.  The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities.  If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”.

Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”.  Policy requires management to maintain the gap within a range of 0.75 to 1.25.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years, and over five years. The chart below illustrates the rate sensitive position of the Corporation at December 31, 2005. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

Maturities:

(dollars in thousands)	Floating	1-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
Interest Earnings Assets
Federal Funds sold	$12,535	$—	$—	$—	$—	$12,535

Securities
U.S. government agencies	—	—	—	8,109	15,519	23,628
Mortgage-backed securities	—	1,000	3,049	2,851	1,304	8,204
Total securities	—	1,000	3,049	10,960	16,823	31,832

Total loans	96,249	42,678	102,501	101,089	6,069	348,586

Total Interest Earning Assets	108,784	43,678	105,550	112,049	22,892	392,953

Other Assets	—	—	—	—	11,087	11,087

Total Assets	$108,784	$43,678	$105,550	$112,049	$33,979	$404,040

Interest Bearing Liabilities
Deposits
Interest checking	$6,112	$—	$—	$—	$—	$6,112
Money market and savings	73,077	—	—	—	—	73,077
Time deposits	—	53,601	98,141	103,402	—	255,144
Total deposits	79,189	53,601	98,141	103,402	—	334,333

Subordinated long term debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	79,189	53,601	98,141	103,402	8,248	342,581

Other Liabilities	—	—	—	—	35,029	35,029
Shareholders’ Equity	—	—	—	—	26,430	26,430

Total Liabilities and Shareholders’ Equity	$79,189	$53,601	$98,141	$103,402	$69,707	$404,040

Rate Sensitive Gap by Period	$29,595	$(9,923)	$7,409	$8,647	$14,644

Cumulative Gap		$19,672	$27,081	$35,728	$50,372

Cumulative Gap as a Percent of Total Assets		4.87%	6.70%	8.84%	12.47%

Rate sensitive assets/Rate sensitive liabilities (cumulative)	1.37	1.15	1.12	1.11	1.15

In mid-2004, the Federal Reserve Open Market Committee began a series of interest rate increases which the FOMC indicated would continue “at a measured pace”.  From mid year 2004 to the end of 2005, short term interest rates had increased by 300 basis points.  Management has positioned the Corporation for a rising rate environment by maintaining a moderately “asset sensitive” balance sheet in which more assets will reprice than liabilities.  Management achieved this position during fourth quarter, 2004, by offering higher rates of interest on deposit liabilities in the two to three year maturity range.  At year-end 2005, the Corporation’s one year GAP ratio was 1.12.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of the assets and the liabilities and is the liquidation value of the bank. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200bps rate change. At December 31, 2005, the percent change at plus or minus 200bps is well within that range at 13.6% and 8.2% respectively.

The chart below identifies the EVE impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Economic Value of Equity Under Rate Shock

(dollars in thousands)

At December 31, 2005

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Economic value of equity	$29,544	$28,587	$27,608	$26,430	$24,790	$22,827	$20,827

Actual dollar change	3,114	2,157	1,178	—	(1,640)	(3,603)	(5,603)

Percent change	11.8%	8.2%	4.5%	—	(6.2)%	(13.6)%	(21.2)%

Although the one year gap of 1.12 indicates that the Bank would show an increase in net interest income in a rising rate environment, the EVE rate shock shows that the EVE would decline in a rising rate environment. This is because the EVE model does not simulate activity so that maturing balances are replaced with new balances at new rate levels or repricing balances are adjusted to the new rate shock level but is a measure of long term interest rate risk applied in a static model which provides information only at a certain point in time. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s Balance Sheet and conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the board.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants, Consolidated Financial Statements and supplementary data required by Item 8 are set forth on pages F-1 through F-28 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)             Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure control and procedures were effective.

b)            Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors and executive officers will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held May 3, 2006, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

(2)           Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)           Exhibits:

Exhibit No.	Description

2.1	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc. *

2.2	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc. *

3.1	Charter of Tennessee Commerce Bancorp, Inc. *

3.2	Bylaws of Tennessee Commerce Bancorp, Inc. *

4.1	Shareholders’ Agreement *

10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees *

10.2	Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Directors *

10.3	Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Incorporators *

10.4	Tennessee commerce Bancorp, Inc. 2003 Stock Option - Directors *

10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf *

10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp *

10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox *

10.8	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Arthur F. Helf *

10.9	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Michael R. Sapp *

10.10	Employment Agreement between Tennessee Commerce Bancorp, Inc. and H. Lamar Cox *

21.1	Subsidiaries *

23.1	Report of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Rule 13a-14a/15d-14(a)

31.2	Certification pursuant to Rule 13a-14a/15d-14(a)

32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

*  Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Arthur F. Helf
Arthur F. Helf, Chairman and Chief Executive Officer
Date:	March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ Dorris E. (Eli) Bennett	By:	/s/ H. Lamar Cox
Dorris E. (Eli) Bennett		H. Lamar Cox
Date: March 28, 2006		Date: March 28, 2006

By:	/s/ Paul W. Dierksen	By:	/s/ Dennis L. Grimaud
Paul W. Dierksen		Dennis L. Grimaud
Date: March 28, 2006		Date: March 28, 2006

By:	/s/ Arthur F. Helf	By:	/s/ Winston C. Hickman
Arthur F. Helf		Winston C. Hickman
Date: March 28, 2006		Date: March 28, 2006

By:	/s/ Fowler H. Low	By:	/s/ William W. McInnes
Fowler H. Low		William W. McInnes
Date: March 28, 2006		Date: March 28, 2006

By:	/s/ Thomas R. Miller	By:	/s/ Darrel Reifschneider
Thomas R. Miller		Darrel Reifschneider
Date: March 28, 2006		Date: March 28, 2006

By:	/s/ Michael R. Sapp	By:	/s/ Regg E. Swanson
Michael R. Sapp		Regg E. Swanson
Date: March 28, 2006		Date: March 28, 2006

By:	/s/ Dr. Paul A. Thomas
Dr. Paul A. Thomas

Date: March 28, 2006

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Tennessee Commerce Bancorp, Inc.

Franklin, Tennessee

We have audited the consolidated balance sheet of Tennessee Commerce Bancorp, Inc. (the “Corporation”) and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Corporation for the years ended December 31, 2004 and 2003 were audited by other auditors whose report dated March 31, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KraftCPAs PLLC

Nashville, Tennessee

January 20, 2006

555 Great Circle Road, Suite 200 • Nashville, TN 37228 • Phone 615-242-7351 • Fax 615-256-1952 • www.kraftcpas.com
610 North Garden St. Suite 200, Columbia, Tennessee 38401 • Phone 931-388-3711
105 Bay Court, Lebanon, Tennessee 37087 • Phone 615-449-2334
An independently owned member of the RSM McGladrey Network

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(dollars in thousands except share data)	2005	2004
ASSETS
Cash and due from financial institutions	$6,877	$3,838
Federal funds sold	12,535	6,582
Cash and cash equivalents	19,412	10,420

Securities available for sale	31,992	18,690
Loans	348,586	216,167
Allowance for loan losses	(4,399)	(2,841)
Net loans	344,187	213,326

Premises and equipment, net	769	609
Accrued interest receivable	2,148	1,103
Restricted equity securities	383	241
Deferred tax asset	490	598
Other assets	4,659	930

Total assets	$404,040	$245,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$33,372	$15,239
Interest bearing	334,333	206,155
Total deposits	367,705	221,394

Subordinated long term debt	8,248	—
Accrued interest payable	1,126	445
Accrued bonuses	430	125
Other liabilities	101	353
Total liabilities	377,610	222,317

Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value. Authorized 5,000,000 shares; issued 3,238,674 in 2005 and 2004	1,619	1,619
Additional paid-in capital	21,401	21,401
Retained Earnings	3,781	714
Accumulated other comprehensive loss	(371)	(134)
Total shareholders’ equity	26,430	23,600

Total liabilities and shareholders’ equity	$404,040	$245,917

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004, and 2003

(dollars in thousands except share data)	2005	2004	2003
Interest income
Loans, including fees	$22,488	$12,497	$7,655
Securities	967	616	486
Federal funds sold and other	178	72	64
Total interest income	23,633	13,185	8,205

Interest expense
Deposits	9,567	4,257	2,974
Other	439	8	2
Total interest expense	10,006	4,265	2,976

Net interest income	13,627	8,920	5,229

Provision for loan losses	3,700	2,420	1,115

Net interest income after provision for loan losses	9,927	6,500	4,114

Non-interest income
Service charges on deposit accounts	114	24	17
Mortgage banking	105	130	148
Securities gains	4	33	132
Gain on sale of loans	1,106	504	—
Other	(18)	109	135
Total non-interest income	1,311	800	432

Non-interest expense
Salaries and employee benefits	3,700	2,604	2,006
Occupancy and equipment	629	473	440
Data processing fees	474	350	242
Professional fees	398	314	250
Other	1,045	811	521
Total non-interest expenses	6,246	4,552	3,459

Income before income taxes	4,992	2,748	1,087

Income tax expense	1,925	1,082	188

Net income	$3,067	$1,666	$899

Earnings per share (EPS):
Basic EPS	$0.95	$0.57	$0.40
Diluted EPS	0.87	0.53	0.38

Weighted average shares outstanding:
Basic	3,238,674	2,933,818	2,253,928
Diluted	3,517,408	3,166,794	2,379,861

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid-In	Earnings	Comprehensive	Shareholders’
(dollars in thousands except share data)	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2003	$1,010	$9,508	$(1,851)	$133	$8,800
Comprehensive income
Net income	—	—	899	—	899
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(177)	(177)
Reclassification adjustment for gains included in net income, net of $50 in tax	—	—	—	(82)	(82)

Total comprehensive income					640

Issuance of 437,346 common shares	219	3,718	—	—	3,937

Exercise of stock options to purchase 3,000 common shares	1	20	—	—	21

Balance at December 31, 2003	1,230	13,246	(952)	(126)	13,398
Comprehensive income
Net income	—	—	1,666	—	1,666

Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	12	12

Reclassification adjustment for gains included in net income, net of $13 in tax	—	—	—	(20)	(20)

Total comprehensive income					1,658

Issuance of 775,000 common shares	388	8,137	—	—	8,525

Exercise of stock options to purchase 3,000 common shares	1	18	—	—	19

Balance at December 31, 2004	1,619	21,401	714	(134)	23,600
Comprehensive income
Net income	—	—	3,067	—	3,067

Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(234)	(234)

Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	(3)	(3)

Total comprehensive income					2,830

Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands except share data)	2005	2004	2003
Cash flows from operating activities
Net income	$3,067	$1,666	$899
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	171	165	131
Provision for loan losses	3,700	2,420	1,115
FHLB stock dividends	(17)	(9)	(6)
Deferred income taxes	254	56	178
Net amortization of investment securities	40	52	106
Gain on sales of securities	(4)	(33)	(132)
Change in:
Accrued interest receivable	(1,045)	(481)	(195)
Accrued interest payable	681	276	(18)
Other assets	(3,729)	(837)	93
Other liabilities	53	264	185
Net cash provided by activities	3,171	3,539	2,356

Cash flows from investing activities
Purchases of securities available for sale	(17,315)	(13,938)	(18,647)
Proceeds from sales of securities available for sale	1,489	4,909	12,992
Proceeds from maturities, prepayments and calls of securities available for sale	2,104	3,284	7,772
Net change in loans	(134,561)	(82,559)	(58,044)
Purchases of Federal Home Loan Bank stock	(125)	(82)	(15)
Net purchases of premises and equipment	(330)	(101)	(384)
Net cash used in investing activities	(148,738)	(88,487)	(56,326)

Cash flows from financing activities
Net change in deposits	146,311	79,101	55,032
Net change in federal funds purchased	—	—	(1,500)
Proceeds from long term debt	8,248	—	—
Proceeds from issuance of common stock	—	8,525	3,936
Proceeds from exercise of stock options	—	19	21
Net cash provided by financing activities	154,559	87,645	57,489

Net change in cash and cash equivalents	8,992	2,697	3,519

Cash and cash equivalents at beginning of year	10,420	7,723	4,204

Cash and cash equivalents at end of year	$19,412	$10,420	$7,723

Supplemental cash flow information:
Cash paid during year for interest	$9,325	$3,989	$2,994
Cash paid during year for income taxes	2,089	780	38

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry. The significant policies are summarized as follows:

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Tennessee Commerce Bancorp, Inc. (the Corporation) and its wholly-owned subsidiary, Tennessee Commerce Bank (the Bank). Tennessee Commerce Statutory Trust I is not consolidated and is accounted for under the equity method. Material intercompany accounts and transactions have been eliminated.

Nature of Operations:  Tennessee Commerce Bancorp, Inc. was formed in July 2000. Tennessee Commerce Bank received its charter as a state bank and opened for business in January 2000. Substantially all of the assets, liabilities, and operations presented in the consolidated financial statements are attributable to Tennessee Commerce Bank. The Bank provides a variety of banking services to individuals and businesses in Middle Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, lease financing, real estate mortgage and installment loans.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Statement of Cash Flows:  For purposes of presentation in the statements of cash flows, cash and cash equivalents include amounts due from financial institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities:  In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Debt and Equity Securities (SFAS 115), all securities are classified as available for sale. The Corporation currently has no trading securities or held to maturity securities.

Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available for sale securities are reported at fair value and include securities not classified as held to maturity or trading.

Unrealized holding gains and losses for available for sale securities are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary. Any such losses are charged to earnings.

Mortgage Banking Activities:  The Bank originates mortgage loans for sale and these loans are carried at the lower of cost or fair value, determined on an aggregate basis. Generally, a commitment is obtained from investors at origination in order to minimize market risk directly related to interest rate movements. Origination fees are recorded as income when the loans are sold to third party investors. At the end of the year for each period presented there were no loans held for sale.

Loans:  Loans that the Bank has the positive intent and ability to hold to maturity are stated at the principal amount outstanding. Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees are deferred, to the extent they exceed direct origination costs, and recognized over the life of the related loans as yield adjustments.

Loans are generally placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Allowance for Loan Losses:  The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by the provision for loan losses and reduced by charge-offs, net of recoveries.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Management periodically reviews the loan portfolio. A loan is placed on non-accrual status when it is 90 days or more past due and immediate collection is doubtful. The non-accrual loans are reviewed periodically for impairment. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or useful life of the asset. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Other Real Estate:  Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value at the date of foreclosure, determined by appraisal. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations.

Gain on Sale of Loans: The Bank records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The Bank considers control surrendered when all conditions prescribed by Statement of Financial Accounting Standards No. 140, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125, are met. These conditions focus on whether the transferred financial assets are isolated beyond the reach of the Bank and its creditors, the constraints on the transferee or beneficial interest holders, and the Bank’s rights or obligations to reacquire transferred financial assets. In accordance with SFAS No. 140, the Bank records the transfer by allocating the carrying amount of the financial asset between the assets sold, and the retained interests, if any, based on their relative fair values at the date of transfer. Estimates of expected future cash flows are used to determine fair value on the date of transfer. The gain on sale is presented as a component of non-interest income.

Interest-Only Strips Receivable:  Interest-only strips receivable are related to loans originated and sold to others, and represent the difference between the loan’s coupon rate and the rate “passed through” to investors. The initial amount recorded as interest-only strips receivable (I/O) is computed by applying present value factors to the investors’ expected cash flows compared to expected cash flows from the borrowers. I/Os are carried at fair value and unrealized losses or gains are recognized into income. I/Os are included in other assets on the balance sheet.

Servicing Asset: In accordance with Statement of Financial Accounting Standards No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. When the Bank sells loans to others that it continues to service, a servicing asset is recorded at fair value. Capitalized servicing rights are reported in other assets and are amortized over the life of the loan being serviced.

Stock-Based Compensation:  Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

(dollars in thousands except share data)	2005	2004	2003

Net income as reported	$3,067	$1,666	$899
Deduct: Stock-based compensation expense determined under fair value based method	245	141	615

Pro forma net income	$2,822	$1,525	$284

Basic earnings per share as reported	$0.95	$0.57	$0.40
Pro forma basic earnings per share	0.87	0.52	0.13

Diluted earnings per share as reported	0.87	0.53	0.38
Pro forma diluted earnings per share	0.80	0.48	0.12

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003

Risk-free interest rate	3.96%	3.23%	3.82%
Expected option life	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of options granted during the year was $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003.

Stock Issuance: In 2004, the Corporation offered 775,000 shares for sale at a price of $11.00. The offering expired July 31, 2004 with all shares sold pursuant to the offering.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Advertising Costs:  Advertising costs are generally charged to operations in the year incurred and totaled $140,000, $35,000, and $37,000 in 2005, 2004, and 2003.

Off-Balance Sheet Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Restrictions on Cash:  Cash on hand or on deposit with other banks of $101,000 and $19,000 was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004 respectively. These balances do not earn interest.

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Recently Issued accounting Standards: The Financial Accounting Standards Board (FASB) recently issued new accounting on share-based payments (FAS 123R). The Accounting Standards Executive Committee issued a new accounting standard on purchased loans (Statement of Position 03-3). FAS 123R addresses accounting for share-based payments, including the Corporation’s stock option plan. The Corporation will adopt FAS 123R in the first quarter 2006, as required by the standard. Compensation expense will be based on the fair value of options granted, determined at the date of grant, spread over the vesting or service period. Under previous rules, compensation expense was based on the intrinsic value of options granted. Previously reported net income and earnings per share will not be restated.

Management does not believe that any of the recently issued but not yet effective accounting standards, except for FAS 123R, will have a material effect on the Corporation’s financial position or results of operation.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
(dollars in thousands)	Value	Gains	Losses

2005

U.S. Government agencies	$21,791	$7	$(411)
Mortgage-backed securities	7,805	—	(254)
Corporate debt securities	399	—	(18)
Corporate bonds	1,537	—	(4)
Other	460	80	—

	$31,992	$87	$(687)

2004

U.S. Government agencies	$9,851	$5	$(111)
Mortgage-backed securities	8,459	—	(111)
Other	380	—	—

	$18,690	$5	$(222)

Contractual maturities of debt securities at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Fair Value

Due after one through five years	$8,304
Due after five through ten years	15,423
Due after ten years	460
Mortgage-backed securities	7,805

$31,992

Gross gains of $4,000, $33,000, and $132,000 on sales of securities were recognized in 2005, 2004, and 2003. Securities carried at $7,112,000 and $7,433,000 at December 31, 2005 and 2004 were pledged to secure deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

(dollars in thousands)	2005	2004

Federal Home Loan Bank stock	$383	$241

Securities with unrealized losses at year-end 2005 and 2004, and the length of time they have been in continuous loss positions are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

2005

U.S.Government agencies	$14,558	$155	$7,233	$256	$21,791	$411
Corporate Bonds	1,537	4	—	—	1,537	4
Corporate Debt Securities	—	—	399	18	399	18
Mortgage-backed securities	1,873	35	5,932	219	7,805	254

Total temporarily impaired	$17,968	$194	$13,564	$493	$31,532	$687

2004

U.S.Government agencies	$5,426	$48	$2,429	$63	$7,855	$111
Mortgage-backed securities	5,712	57	2,522	54	8,234	111

Total temporarily impaired	$11,138	$105	$4,951	$117	$16,089	$222

Unrealized losses on securities have not been recognized into income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity dates and/or market rates decline.

NOTE 3 - LOANS

A summary of loans outstanding by category at December 31:

(dollars in thousands)	2005	2004
Real estate:
Construction	$38,279	$22,813
1 to 4 family residential	18,358	15,963
Other	50,371	33,694
Commercial, financial and agricultural	233,948	139,799
Consumer	3,149	3,898
Other	4,481	—
	348,586	216,167
Less: Allowance for loan losses	(4,399)	(2,841)

Net loans	$344,187	$213,326

The Bank records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The amount of the proceeds for loans that were transferred with recourse that were recorded as sales for each period follows.

(dollars in thousands)	2005	2004	2003

Proceeds from loans transferred with recourse	$19,571	$2,302	$—

The Bank services loans for the benefit of others. The amount of loans being serviced for the benefit of others at year end for each period follows.

			December 31,
(dollars in thousands)	2005	2004	2003

Amount of loans being serviced	$36,094	$19,157	$4,363

Certain parties (principally executive officers and directors of the Bank including their related interests) were customers of, and had loans with the Bank in the ordinary course of business. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

Loans to principal officers, directors, and their affiliates in 2005 were as follows.

(dollars in thousands)	2005

Beginning balance	$3,684
New loans	3,981

Repayments	(1,200)

Ending balance	$6,465

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

(dollars in thousands)	2005	2004	2003

Balance at beginning of year	$2,841	$2,000	$1,103
Provision charged to operating expenses	3,700	2,420	1,115
Loans charged-off	(2,411)	(1,655)	(283)
Recoveries	269	76	65

Balance at end of year	$4,399	$2,841	$2,000

Impaired loans were as follows:

(dollars in thousands)	2005	2004

Loans with allocated allowance for loan losses	$2,928	$1,344

Amount of the allowance for loan losses allocated	$942	$202

	2005	2004	2003

Average of impaired loans during the year	$4,444	$1,430	$1,250

The amount of interest income recognized for the time that these loans were impaired during 2005, 2004, and 2003 was not material to the financial statements.

Nonperforming loans were as follows:

(dollars in thousands)	2005	2004	2003

Loans past due over 90 days still on accrual	$352	$111	$308
Nonaccrual loans	2,928	2,161	1,136

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31, 2005 and 2004. Depreciation expense for 2005, 2004, and 2003 was $171,000, $165,000, and $131,000.

(dollars in thousands)	2005	2004

Leasehold improvements	$440	$272
Furniture and equipment	983	820
	1,423	1,092
Less: Allowance for depreciation	654	483

	$769	$609

The Bank leases office space, furniture and equipment under operating leases. Rent expense recognized in 2005, 2004, and 2003 amounted to $268,000, $226,000, and $192,000. The remaining minimum lease payments related to the leases are as follows, before considering renewal options that generally are present.

(dollars in thousands)
2006	$247
2007	258
2008	268
2009	274
2010	279

$1,326

NOTE 6 - DEPOSITS

Time deposits greater than $100,000 amounted to $122,798,000 in 2005 and $68,590,000 in 2004.

At December 31, 2005, scheduled maturities of time deposits are as follows:

(dollars in thousands)

2006	$151,948
2007	26,279
2008	33,098
2009	13,986
2010	29,440
2011 and later	598

Deposits held at the Bank by directors, executive officers, and their related interests were approximately $8,867,000 and $8,250,000 at December 31, 2005 and 2004.

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER DEBT

The Federal Home Loan Bank (FHLB) of Cincinnati advances funds to the Bank with the requirement that the advances are secured by securities and qualifying loans, essentially home mortgages (1-4 family residential). The Bank has an available line of $8,838,000 with FHLB. To participate in this program, the Bank is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Corporation has $383,000 of such stock at December 31, 2005 to satisfy this requirement.

At December 31, 2005, the Bank had received no advances from the FHLB and therefore had pledged no securities or qualifying loans.

The Bank has approximately $12,000,000 in available federal funds lines (or the equivalent thereof) with correspondent banks.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) recognized in each year is made up of current and deferred Federal and State tax amounts shown below:

(dollars in thousands)	2005	2004	2003

Current Federal	$1,385	$852	$—
Current State	286	174	10
Deferred Federal	213	46	148
Deferred State	41	10	30

	$1,925	$1,082	$188

The tax effect of each type of temporary difference that results in net deferred tax assets and liabilities is as follows:

(dollars in thousands)	2005	2004
Asset (liability)
Allowance for loan losses	$936	$675
Tax leases	(302)	—
Unrealized loss on securities	228	82
Depreciation	(60)	(85)
SFAS 140 income adjustments	(382)	(98)
Other, net	70	24

Balance at end of year	$490	$598

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) follows:

(dollars in thousands)	2005	2004	2003

Tax expense at statutory rate	$1,698	$934	$370
Increase (decrease) in taxes resulting from Change in valuation allowance for deferred tax assets	—	—	(237)
State income tax effect	216	120	48
Other	11	28	7

Income tax expense	$1,925	$1,082	$188

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk:

	2005		2004
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate

Commitments to extend credit	$2,404	$38,859	$4,014	$29,638
Standby letters of credit	—	5,686	—	2,139

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.75% to 10.00% and maturities ranging from 6 months to 5 years.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year or less of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Bank primarily serves customers located in Middle Tennessee. As such, the Bank’s loans, commitments and letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 3.

NOTE 10 – EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have satisfied the minimum age and service requirements. The Bank may make discretionary contributions and employees vest in employer contributions over five years. The Bank made no contributions to the plan during 2005, 2004, and 2003.

NOTE 11 – REGULATORY MATTERS

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank are required to meet specific capital adequacy guidelines that involve quantitative measures of a bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank’s financial condition.

The Corporation and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized”, “adequately capitalized”, and “well capitalized”. As of December 31, 2005 and 2004, the most recent notification from the Bank’s regulatory authority categorized the Corporation and the Bank as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Corporation and the Bank’s category.

The Bank and the Corporation’s capital amounts and ratios at December 31, 2005 and 2004 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2005

Total risk-based
Bank	$38,250	10.5%	$29,132	8.0%	$36,415	10.0%
Corporation	$39,201	10.8%	$29,111	8.0%	n/a

Tier 1 to risk-based
Bank	$33,851	9.3%	$14,566	4.0%	$21,849	6.0%
Corporation	$34,802	9.6%	$14,566	4.0%	n/a

Tier 1 leverage
Bank	$33,851	9.1%	$14,559	4.0%	$18,599	5.0%
Corporation	$34,802	9.3%	$14,969	4.0%	n/a

2004

Total risk-based
Bank	$26,251	12.0%	$17,559	8.0%	$21,949	10.0%
Corporation	$26,479	12.1%	$17,559	8.0%	n/a

Tier 1 to risk-based
Bank	$23,506	10.7%	$8,780	4.0%	$13,169	6.0%
Corporation	$23,734	10.8%	$8,780	4.0%	n/a

Tier 1 leverage
Bank	$23,506	9.7%	$9,693	4.0%	$12,116	5.0%
Corporation	$23,734	9.8%	$9,687	4.0%	n/a

NOTE 12 – STOCK OPTIONS

The following is a summary of certain rights and provisions of the options the Corporation has issued. All options and the related strike price reflect the impact of the two-for-one stock split on December 31, 2003. All options expire ten years from the date of grant.

The original fourteen incorporators and members of the Board of Directors were granted an aggregate of 122,500 options to purchase shares at $5.00 per share in connection with organization activities. 10,000 options were exercised in 2002, leaving 112,500 options outstanding to purchase shares. Each of the 122,500 options were immediately vested on the date of grant.

In August 2003, the Board of Directors approved an option plan for active directors and incorporators in recognition of their four years of service to the Bank without compensation. An aggregate of 320,000 options to purchase shares at a price of $10.50 per share were included in this plan. Each of the 320,000 options were immediately vested on the date of grant.

Pursuant to employment agreements, executive officers received options equal to 14% of the shares sold in the original offering at an exercise price of $5.00 per share. Based on the initial sale of 1,817,440 shares, executive officer options totaled 254,440 and vest over three years. Of this total, 24,232 options were exercised and 12,116 options were forfeited in 2002, and 2,000 options were exercised in 2004, leaving an outstanding balance of 216,092 options to purchase shares. In February 2003, three executive officers were granted 30,000 options each at an exercise price of $7.50 to vest over three years. In March 2004, three executive officers were granted 20,000 options each at an exercise price of $11.00. These options were immediately vested on the date of grant. In August 2005, one executive officer was granted 5,000 options. Of these 2,500 options immediately vested and the remaining 2,500 vest in August 2006. In November 2005, one executive officer was granted 6,250 options that immediately vested.

The Board of Directors has granted incentive options to various employees who are not executive officers. Incentive options are used for recruiting and retention purposes and to recognize performance. Employee incentive options include 13,000 options to purchase shares at $5.00 per share granted in 2000 and 2001. 5,000 options to purchase shares have been forfeited by former employees, 3,000 options were exercised on December 31, 2003, and 1,000 options were exercised in 2004. The remaining 4,000 are fully vested. 9,000 options to purchase shares at $7.50 per share were granted in March 2003. 31,000 options to purchase shares at $10.50 per share were granted in December 2003. Of these, 5,000 options were forfeited in 2004. All of these incentive options vest in two years. In July 2005 and August 2005, 69,000 and 10,000 options were granted respectively. On each grant date half immediately vested with the remaining options vesting one year later. In November 2005, 10,000 options were granted to employees and were immediately vested.

A summary of the activity in the plan is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	837,592	$7.99	785,592	$7.77	338,592	$5.00
Granted	100,250	16.00	60,000	11.00	450,000	9.84
Exercised	—	0.00	(3,000)	5.00	(3,000)	5.00
Forfeited or expired	—	0.00	(5,000)	10.50	—	—

Outstanding at end of year	937,842	$8.85	837,592	$7.99	785,592	$7.77

Options exercisable at year-end	865,842		757,592		655,592

Options outstanding at year-end 2005 were as follows:

	Outstanding		Exerciseable
		Weighted
		Average		Weighted
		Remaining		Average
Exercise		Contractual		Exercise
Prices	Number	Life	Number	Price

$ 5.00	332,592	4.0 years	332,592	$5.00
$ 7.50	99,000	7.0 years	69,000	$7.50
$10.50	346,000	7.0 years	346,000	$10.50
$11.00	60,000	8.0 years	60,000	$11.00
$16.00	100,250	10.0 years	58,250	$16.00

Outstanding at year-end	937,842		865,842	$8.85

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, federal funds sold and purchased, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issue. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of the subordinated long term debt is based on discounted cash flows using current market rates applied to the estimated life of the debt. Other assets and accrued liabilities are carried at fair value. The fair value of off-balance-sheet loan commitments is considered nominal.

The estimated fair values of the Bank’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from financial institutions	$6,877	$6,877	$3,838	$3,838
Federal funds sold	12,535	12,535	6,582	6,582
Securities available for sale	31,992	31,992	18,690	18,690
Loans, net	344,187	347,646	213,326	210,806
Accrued interest receivable	2,148	2,148	1,103	1,103
Restricted equity securities	383	383	241	241
Financial liabilities
Deposits	$367,705	$367,544	$221,394	$221,621
Accrued interest payable	1,126	1,126	445	445
Subordinated long term debt	8,248	8,316	—	—

NOTE 14 – EMPLOYMENT AGREEMENTS

The Bank has entered into two-year automatically renewable employment agreements with four executive officers. In the event of a change in control of the Bank, or an officer is terminated without cause, the Bank has an obligation to pay 2.99 times the officer’s annual salary and bonus which combined is not to be less than the previous year’s salary and bonus.

NOTE 15 – SHAREHOLDERS’ EQUITY

The Corporation’s charter authorizes 1,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established. The Board currently has no intent to issue such preferred stock.

The Corporation’s charter authorizes 5,000,000 shares of common stock at a $.50 par value (after two-for-one stock split). A two-for-one stock split was distributed to shareholders of record on December 31, 2003 resulting in the issuance of 1,230,337 shares of common stock. The stock split increased the number of outstanding shares of Common Stock to 2,460,674 and reduced the par value per share to $0.50. Share data and all relevant portions of the presented financial statements and notes have been adjusted to reflect the stock split.

In January 2000, 1,819,440 common shares were issued at $5.00 per share. In December 2002, 166,656 common shares were issued at $7.50 per share and 34,232 common shares were purchased through the exercise of stock options. In June through August 2003, 437,346 common shares were issued at $9.00 per share and 3,000 common shares were purchased through the exercise of stock options. In March through August 2004, 775,000 common shares were issued at $11.00 per share and 3,000 common shares were purchased through the exercise of stock options. At December 31, 2005, 3,238,674 common shares are outstanding.

NOTE 16 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Tennessee Commerce Bancorp, Inc. follows.

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and cash equivalents	$800	$227
Investment in banking subsidiary	33,479	23,373
Interest Receivable	1	—
Other	421	—

Total assets	$34,701	$23,600

LIABILITIES AND EQUITY
Interest Payable	$23	$—

Subordinated long term debt	8,248	—
Shareholders’ equity	26,430	23,600

Total liabilities and equity	$34,701	$23,600

CONDENSED STATEMENTS OF INCOME

	For Years ended December 31,
	2005	2004	2003

Dividend and interest income	$12	$—	—
Interest expense	(416)	—	—
Non-interest expense	(46)	(34)	(8)

Income (loss) before income tax and undistributed subsidiary income	(450)	(34)	(8)
Income Tax (Expense) Benefit	173
Equity in undistributed subsidiary income	3,344	1,700	907

Net income	$3,067	$1,666	$899

CONDENSED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$3,067	$1,666	$899
Adjustments:
Change in Other Assets and Liabilities	(150)	—	—
Equity in undistributed subsidiary income	(3,344)	(1,700)	(907)
Net cash from operating activities	(427)	(34)	(8)

Cash flows from investing activities
Investments in subsidiaries	(7,000)	(8,325)	(3,957)
Other assets	(248)	—	—

Net cash from investing activities	(7,248)	(8,325)	(3,957)

Cash flows from financing activities
Proceeds from subordinated long term debt	8,248	—	—
Proceeds from stock issue	—	8,525	3,936
Proceeds from exercise of stock options	—	19	21
Net cash from financing activities	8,248	8,544	3,957

Net change in cash and cash equivalents	573	185	(8)

Beginning cash and cash equivalents	227	42	50

Ending cash and cash equivalents	$800	$227	$42

NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)	2005	2004	2003
Basic
Net income	$3,067	$1,666	$899

Weighted average common shares outstanding	3,238,674	2,933,818	2,253,928

Basic earnings per common share	$0.95	$0.57	$0.40

Diluted
Net income	$3,067	$1,666	$899

Weighted average common shares outstanding for basic earnings per common share	3,238,674	2,933,818	2,253,928
Add: Dilutive effects of assumed exercises of stock options	278,734	232,976	125,933

Average shares and dilutive potential common shares	3,517,408	3,166,794	2,379,861

Diluted earnings per common share	$0.87	$0.53	$0.38

No options were antidilutive for 2005, 2004 and 2003.

NOTE 18 – TRUST PREFERRED SECURITIES

In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust (the Trust). In March 2005, the Trust issued and sold 8,000 of the Trust’s fixed/floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus 1.98% thereafter. At the same time, the Corporation issued to the Trust $8,248,000 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The Trust Preferred Securities qualify as “Tier I Capital” under current regulatory definitions subject to certain limitations.

The debentures pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus 1.98% thereafter. The distributions on the capital securities are accounted for as interest expense by the Corporation. Interest payments on the debentures and the corresponding distributions on the capital securities may be deferred at any time at the election of the Corporation for up to 20 consecutive quarterly periods (5 years). The capital securities and debentures are redeemable at any time commencing in 2010 at par. The Corporation will report as liabilities the subordinated debentures issued by the Corporation and held by the Trust.

NOTE 19 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the years ended December 31, 2005 and 2004 follows:

	First	Second	Third	Fourth
(in thousands except share data)	Quarter	Quarter	Quarter	Quarter
2005
Interest income	$4,673	$5,548	$6,373	$7,039
Net interest income	3,048	3,342	3,606	3,631
Provision for loan losses	650	1,150	1,000	900
Income before taxes	1,081	1,096	1,272	1,543
Net income	662	621	720	1,064
Basic earnings per share	$.20	$.19	$.22	$.34
Diluted earnings per share	$.19	$.18	$.21	$.29

2004
Interest income	$2,572	$2,914	$3,514	$4,185
Net interest income	1,728	1,992	2,368	2,832
Provision for loan losses	480	425	625	890
Income before taxes	410	545	778	1,015
Net income	250	328	473	615
Basic earnings per share	$.10	$.12	$.15	$.20
Diluted earnings per share	$.10	$.12	$.15	$.16