Form 10-Q
period 2006-03-31
Tennessee Commerce Bancorp, Inc.
filed 2006-05-15
CIK 1323033

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Not Applicable

(Former name, former address and former fiscal year if changes since last report)

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

As of April 28, 2006 there were 3,240,674 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

(dollars in thousands except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from financial institutions	$3,121	$6,877
Federal funds sold	6,683	12,535
Cash and cash equivalents	9,804	19,412
Securities available for sale	40,047	31,992
Loans	384,284	348,586
Allowance for loan losses	(5,020)	(4,399)
Net loans	379,264	344,187

Premises and equipment, net	823	769
Accrued interest receivable	2,581	2,148
Restricted equity securities	389	383
Deferred tax asset	585	490
Other assets	4,825	4,659

Total assets	$438,318	$404,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$18,774	$33,372
Interest-bearing	382,203	334,333
Total deposits	400,977	367,705

Accrued interest payable	1,082	1,126
Long-term subordinated debt	8,248	8,248
Other liabilities	734	531
Total liabilities	411,041	377,610

Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value. Authorized 5,000,000 shares; issued and outstanding 3,240,674 at March 31, 2006 and 3,238,674 at December 31, 2005	1,620	1,619
Additional paid-in capital	21,467	21,401
Retained earnings	4,690	3,781
Accumulated other comprehensive loss	(500)	(371)
Total shareholders’ equity	27,277	26,430

Total liabilities and shareholders’ equity	$438,318	$404,040

Note : The balance sheet presented above at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(dollars in thousands except share data)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans, including fees	$7,847	$4,463
Securities	451	194
Federal funds sold	106	16
Total interest income	8,404	4,673

Interest expense
Deposits	4,002	1,618
Other	147	7
Total interest expense	4,149	1,625

Net interest income	4,255	3,048

Provision for loan losses	1,000	650

Net interest income after provision for loan losses	3,255	2,398

Non interest income
Service charges on deposit accounts	49	26
Mortgage banking	22	19
Securities gains (losses)	—	(4)
Gain on sale of loans	254	144
Other	(80)	23
Total non-interest income	245	208

Non interest expense
Salaries and employee benefits	1,200	903
Occupancy and equipment	200	127
Data processing fees	157	112
Professional fees	191	87
Other	270	296
Total non-interest expense	2,018	1,525

Income before income taxes	1,482	1,081

Income tax expense	573	419
Net income	$909	$662

Earnings per share (EPS):
Basic EPS	$0.28	$0.20
Diluted EPS	0.25	0.19

Weighted average shares outstanding:
Basic	3,240,563	3,238,674
Diluted	3,565,727	3,479,977

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 and 2005

(UNAUDITED)

(dollars in thousands except share data)

				Accumulated
				Other
		Additional	Retained	Comprehensive	Total
	Common	Paid-In	Earnings	Income	Shareholders’
	Stock	Capital	(Deficit)	(Loss)	Equity

Balance at December 31, 2004	$1,619	$21,401	$714	$(134)	$23,600
Comprehensive income
Net income	—	—	662	—	662
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(205)	(205)
Reclassification adjustment for gains included in net income, net of ($1) in tax	—	—	—	(3)	(3)

Total comprehensive income					454

Balance at March 31, 2005	$1,619	$21,401	$1,376	$(342)	$24,054

Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430
Comprehensive income
Net income	—	—	909	—	909
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(129)	(129)

Total comprehensive income					27,210

Stock option transactions	1	66	—	—	67

Balance at March 31, 2006	$1,620	$21,467	$4,690	$(500)	$27,277

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(dollars in thousands except share data)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities
Net income	$909	$662
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	50	36
Deferred loan fees	(10)	(3)
Provision for loan losses	1,000	650
FHLB stock dividends	(6)	(3)
Stock-based compensation expense	44	—
Deferred Income Tax	(18)	—
Net amortization of investment securities	8	9
Gain on sales of securities	—	4
Change in:
Accrued interest payable	(44)	106
Accrued interest receivable	(433)	(168)
Other assets and liabilities	37	(135)
Net cash from operating activities	1,537	1,158

Cash flows from investing activities
Purchases of securities available for sale	(8,625)	(3,470)
Proceeds from sales of securities available for sale	—	496
Proceeds from maturities, prepayments and calls of securities available for sale	356	416
Investment in unconsolidated subsidiary	—	(248)
Net change in loans	(36,067)	(25,461)
Purchases of Federal Home Loan Bank Stock	—	—
Net purchases of premises and equipment	(104)	(15)
Net cash from investing activities	(44,440)	(28,282)

Cash flows from financing activities
Net change in deposits	33,272	29,074
Proceeds from long-term subordinated debt	—	8,248
Proceeds from exercise of common stock options	23	—
Net cash from financing activities	33,295	37,322

Net change in cash and cash equivalents	(9,608)	10,198

Cash and cash equivalents at beginning of period	19,412	10,420

Cash and cash equivalents at end of period	$9,804	$20,618

Supplemental cash flow information:
Cash paid during period for interest	$4,193	$1,519
Cash paid during period for income taxes	55	8

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

The unaudited consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in our Form 10K.

Note 2 – Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Three Months Ended March 31,
	2006	2005
Basic
Net income	$909	$662

Weighted average common shares outstanding	3,240,563	3,238,674

Basic earnings per common share	$0.28	$0.20

Diluted
Net income	$909	$662

Weighted average common shares outstanding for basic earnings per common share	3,240,563	3,238,674
Add: Dilutive effects of assumed exercises of stock options	325,164	241,303

Average shares and dilutive potential common shares	3,565,727	3,479,977

Diluted earnings per common share	$0.25	$0.19

No options were antidilutive for any period presented.

Note 3 – Stock Compensation

On January 1, 2006, we adopted SFAS No. 123(R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of income during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based expense recognized in the quarter ending March 31, 2006 was $44. The options vesting in that period were granted in 2003 and 2005. The 30,000 options granted in 2003, vested in February and had an estimated fair value of $1.65 per share. The options granted in 2005 were granted in July and August and had an estimated fair value of $3.96 and $4.07 respectively.

The estimated fair values are computed using option pricing models, using the following weighted-average assumptions as of grant date shown below.

	2005	2004	2003

Risk-free interest rate	3.96%	3.23%	3.82%
Expected option life	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of options granted during the year was $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in the quarter ended March 31, 2006.

Note 4 – Trust Preferred Securities

In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, Trust I issued and sold 8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, we issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), the Trust I is not consolidated. We report as liabilities the subordinated debentures issued by the Corporation and held by Trust I.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion about us and management’s analysis of the our operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although we believe that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting our customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting our financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing our financial condition and results of operations, and not to predict the future or to guarantee results.  We are unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the holding company for Tennessee Commerce Bank.  Organized in January 2000, Tennessee Commerce Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, fifteen miles south of Nashville.  Franklin is in Williamson County, one of the most rapidly growing counties in the nation. According to the U.S. Census Bureau, Williamson County ranked 59th out of the top 100 fastest growing counties in the nation from July 2004 to July 2005. We also operate a loan production office in Birmingham, Alabama, which we opened in February 2006 and which is staffed with one senior lending officer.

We offer a full range of competitive retail and commercial banking services to local customers in the Nashville MSA.  Our deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits, and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. We issue VISA credit cards and are a merchant depository for cardholder drafts under VISA credit cards.  We also offer check cards and debit cards.  We offer our local customers free courier services, access to third-party automated teller machines, or ATMs, and state of the art electronic banking. We have trust powers but do not have a trust department.

Our Business Strategy

We execute our business bank strategy by combining the personal service and appeal of a community banking institution with the sophistication of a larger bank.  We believe this strategy distinguishes us from our competitors in efforts to attract loans and deposits of local small to medium-sized businesses and national and regional equipment vendors and financial services companies.  The November 2005 issue of the Nashville Business Journal ranked us as the second largest Nashville area small business lender (ranked by dollar amount of small business loans) for the second year in a row.  Further, the rapid growth within the Nashville MSA along with several bank mergers and acquisitions has left many business owners without significant banking relationships. We seek to take advantage of this opportunity.

We do not compete based on the traditional definition of “convenience” and have no plans to develop a comprehensive branch bank network.  For us, convenience is created by technology and by a free courier service for local customers which transports deposits directly from the business location to the bank.  We conduct business primarily from a single banking office with no teller line, drive-through window or extended banking hours.  We compete by providing responsive and personalized service to meet customer needs.  We provide free electronic banking and cash management tools and on-site training for business customers.  We compete for consumer business by providing superior products, attractive deposit rates, free internet banking services, and access to a third party regional ATM network. We primarily target service, manufacturing, and professional customers and avoid retail businesses with high transaction volume.

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks and at March 31, 2006 we had an earnings asset ratio of 97.19%.

The business bank model is also highly efficient.  We target the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a smaller, more highly-trained staff.  Management targets an average assets per employee ratio of $7.5 million, compared to the average ratio of approximately $2.9 million assets per employee for Tennessee state chartered banks at the end of the third quarter 2005.

In addition to our Williamson County and Nashville MSA focus, we have also developed an expertise in indirect lending to companies across the country.  The transactions are fixed rate monthly installment loans originated through a third party equipment vendor or financial services company. Our indirect lending programs are divided into two programs based on loan size. In the first program, through an established network of vendors and financial service companies, we have opportunities to finance business asset secured loan transactions for national middle-market and investment grade companies. In the second program, a different network of vendors and financial service companies located in Tennessee, Alabama, Georgia, California and Michigan partner with us in an indirect funding program for smaller transactions (generally $125,000 or less per transaction). Both indirect funding programs provide geographic and collateral diversity for the portfolio.

In each program, the equipment vendor or financial service company originates an equipment lease with its customer that is funded by us as a non-recourse commercial loan that is secured by the assignment of the lease and the underlying rights to the collateral. We earn excellent yields and have no servicing expense or residual value risk in any transaction originated by our partner vendors and financial service companies. We currently intend to maintain loans generated through our indirect funding programs at between approximately 35% and 40% of our total loan portfolio.

Our Market Area

We consider Williamson county and the Nashville MSA our primary market.  Growth in this market has been supported by the creation of the Nashville Economic Market, which is a regional economic development initiative comprising 10 of the counties within the Nashville MSA.  According to SNL Financial, or SNL, the population and median household income of the Nashville MSA grew approximately 10% and 15%, respectively, from 2000 to 2005 to reach a total of 1,444,066 in population and $50,043 in median household income. According to SNL, from 2005 to 2010, population and median household income are expected to increase approximately 10% and 15%, respectively.  FDIC insured deposits increased by approximately 46% to $25.2 billion from 2000 to 2005 in the Nashville MSA.

Williamson County and the Nashville MSA possess a diverse and growing economy.  Major employment is supported by sectors including government, education, financial services, healthcare, manufacturing, distribution and entertainment.  The Nashville MSA is home to 19 colleges and universities educating over 94,000 students.  As a result, employers are provided with a relatively well-educated workforce capable of serving a wide variety of industries.  Centrally located within the eastern half of the United States and directly connected to three major interstate highways, the Nashville area is also an ideal distribution center for many companies.

Overview of Operating Results for the Three Months ended March 31, 2006 and March 31, 2005 and Financial Condition at March 31, 2006 and December 31, 2005.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005 reflected a 37.31% increase in net income and a 31.58% increase in earnings per share, assuming dilution. The increase in earnings resulted primarily from a 39.60% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense and the provision for loan losses. The quarter ended March 31, 2006, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $34,278 or 8.48% from $404,040 at December 31, 2005 to $438,318 at March 31, 2006. Net loans increased by 10.19% or $35,077 from December 31, 2005 to March 31, 2006, while total deposits increased by 9.05% or $33,272 during that same period.

Comparison of Operating Results for the Three Months ended March 31, 2006 and March 31, 2005

Net Income - Net income for the quarter ended March 31, 2006 was $909 an increase of $247 or 37.31%, compared to the net income of $662 for the quarter ended March 31, 2005.  The increase is attributable to a 39.60% increase in net interest income from $3,048 for the quarter ended March 31, 2005 to $4,255 for the same period in 2006. The increase of $1,207 in net interest income was the result of our overall growth, including a 58.08% increase in average loan balances in the three months ended March 31, 2006 compared to the same period in 2005. This positive effect was partially offset by a 53.85% increase in the provision for loan losses, from $650 during the three months ended March 31, 2005 to $1,000 for the same period in 2006. Also, non-interest expense increased by 32.33% to $2,018 for the three month period ended March 31, 2006 compared to $1,525 for the same period in 2005. The increase in the provision for loan losses was primarily the result of funding the allowance for loan losses to match the significant loan growth. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005	% Increase

Interest income	$8,404	$4,673	79.84%
Interest expense	4,149	1,625	155.32
Net interest income	4,255	3,048	39.60
Provision for loan losses	1,000	650	53.85
Net interest after provision for loan losses	3,255	2,398	35.74
Noninterest income	245	208	17.79
Noninterest expense	2,018	1,525	32.33
Net income before taxes	1,482	1,081	37.10
Income tax expense	573	419	36.75
Net income	$909	$662	37.31%

Net Interest Income - Net interest income for the quarter ended March 31, 2006 was $4,255 compared to $3,048 for the same period in 2005, a gain of $1,207 or 39.60%.  The increase in net interest income was largely attributable to strong loan growth.  The average loan balance for the three months ended March 31 increased by 58.08% or $133,528 from $229,880 for that period in 2005 to $363,408 for the same period in 2006. Loan growth was matched by an increase in average interest earning deposits from $218,954 for the three months ended March 31, 2005 to $367,933 for the same period in 2006 – an increase of $148,979 or 68.04%.

Net Interest Margin - The net interest margin decreased from 4.90% for the three months ended March 31, 2005 to 4.18% for the same period in 2006 due to an increase in the cost of funds which offset an increase in the yield on earning assets. The net interest margin increased from 3.91% for the quarter ending December 31, 2005 to 4.18% for the quarter ending March 31, 2006 as a result of a 9.5% increase in the yield on earning assets between the quarters.  Interest income increased by $3,731 or 79.84%, from $4,673 during the quarter ended March 31, 2005 to $8,404 during the same period in 2006. The increase was primarily due to increased volume.  Average earning assets increased from $252,085 in the three months ended March 31, 2005 to $412,545 in the same period in 2006, an increase of $160,460 or 63.65%.  The increase in earning assets was primarily due to loan growth. Average loan balances increased by $133,528 or 58.08%.  The average yield on earning assets increased from 7.51% in the quarter ended March 31, 2005 to 8.25% in the same period in 2006. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to recent increases in short term interest rates by the Federal Reserve Open Market Committee, or FOMC. Between March 31, 2005 and March 31, 2006, the FOMC raised the federal funds rate by 200 basis points.

Interest expense increased from $1,625 in the quarter ended March 31, 2005, to $4,149 in the quarter ended March 31, 2006. The $2,524 or 155.32%, increase in expense was due primarily to increases in the volume of deposits. Average interest earning liabilities increased by $157,430 or 71.72%.  The cost of funds increased from 3.00% in the quarter ended March 31, 2005 to 4.46% in the same quarter in 2006, an increase of 146 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2006 and 2005. The table is presented on a tax equivalent basis if applicable.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS

Interest earning assets
Securities (taxable) (1)	$37,634	$451	4.78%	$19,075	$194	4.07%
Loans (2) (3)	363,408	7,847	8.76%	229,880	4,463	7.87%
Federal funds sold	11,503	106	3.74%	3,130	16	2.07%
Total interest earning assets	412,545	8,404	8.25%	252,085	4,673	7.51%

Noninterest earning assets
Cash and due from banks	3,221			3,197
Net fixed assets and equipment	785			601
Accrued interest and other assets	8,317			3,380

Total assets	$424,868			$259,263

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$367,933	$4,003	4.41%	$218,594	$1,618	3.00%
Federal funds purchased	752	9	4.85%	817	6	3.84%
Subordinated debt	8,248	137	6.74%	92	1	6.73%
Total interest bearing liabilities	376,933	4,149	4.46%	219,503	1,625	3.00%

Noninterest bearing liabilities
Noninterest bearing demand deposits	19,663			14,586
Other liabilities	1,419			1,304
Shareholders’ equity	26,853			23,870

Total liabilities and shareholders’ equity	$424,868			$259,263

Net Interest Spread	3.79%			4.51%

Net Interest Margin	4.18%			4.90%

(1)   Unrealized loss of $625 and $273 is excluded from yield calculation for the quarter ended March 31, 2006 and 2005 respectively.

(2)   Non-accrual loans are included in average loan balances and loan fees of $612 and $373 are included in interest income for the quarter ended March 31, 2006 and 2005 respectively.

(3)   Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the three month periods ended March 31, 2006 and 2005 and identifies the impact of changes in volume and the changes in rate.

	March 31, 2006 change from March 31, 2005 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$2,836	$548	$3,384
Securities – taxable (1)	214	43	257
Federal funds sold	69	21	90
Total interest income	3,119	612	3,731

Interest expense
Deposits (other than demand)	1,413	972	2,385
Federal funds purchased	(1)	4	3
Subordinated debt	135	1	136
Total interest expense	1,547	977	2,524

Net interest income	$1,572	$(365)	$1,207

(1) Unrealized loss of $625 and $273 is excluded from yield calculation for the quarter ended March 31, 2006 and 2005 respectively.

Provision for Loan Losses - The provision for loan losses for the quarter ended March 31, 2006 was $1,000, an increase of $350, or 53.85%, above the provision of $650 expensed in the same period in 2005.  This increase was primarily due to significant loan growth.

The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At March 31, 2006, the loan loss reserve of $5,020 was 1.31% of gross loans of $384,284.

Noninterest Income - We earned $22 in mortgage origination fees during the quarter ended March 31, 2006 compared to $19 earned in 2005, an increase of $3 or 15.79%.  Income earned in the form of service charges on deposits totaled $49 for the quarter ended March 31, 2006, an increase of $23 compared to the same period in 2005. No gain or loss was recognized on the sale of securities in the quarter ended March 31, 2006 compared with a loss of $4 for the same period in 2005.

The Bank earned $254 on loan sale transactions in the quarter ended March 31, 2006, a 76.39% increase compared to $144 during the same period in 2005. This increase was primarily due to demand from purchasers. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Noninterest Expense - Noninterest expense for the three months ended March 31, 2006, was $2,018, an increase of $493 or 32.33%, over the $1,525 expensed in the same period in 2005.  Approximately 60.24% of the increase was due to the addition of 16 new employees during the period between the two quarters. At March 31, 2006, we had 51 full time employees. Assets per employee were $8.1 million at March 31, 2005 and $8.6 million at March 31, 2006. Management targets $7.5 million per full time employee as a measure of staffing efficiency.

Efficiency Ratio

(dollars in thousands )

	Three Months Ended March 31,
	2006	2005
Noninterest expense	$2,018	$1,525
Net interest income	4,255	3,048
Noninterest income	245	208
Total Revenues	$4,500	$3,256

Efficiency Ratio	44.84%	46.84%

Income Taxes – Our effective tax rate for the quarter ended March 31, 2006 was 38.66% compared to 38.76% for the quarter ended March 31, 2005. Management anticipates that tax rates in future periods will approximate the rates paid in 2006.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets - Total assets at March 31, 2006 were $438,318, an increase of $34,278 or 8.48%, over total assets of $404,040 at December 31, 2005. Loan growth was the primary reason for the increase.  March 31, 2006 net loans were $379,264, up $35,077, or 10.19% over the December 31, 2005 total net loans of $344,187. The cash and cash equivalents balance decreased by $9,608 between December 31, 2005 and March 31, 2006 as funds were used to fund loans made in the first quarter of 2006.

Our business bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  We maintain a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at March 31, 2006, were $425,994, or 97.19% of total assets of $438,318.  Earning assets at December 31, 2005, were $388,714, or 96.21% of total assets of $404,040.

Loans - We had total net loans of $379,264 million at March 31, 2006. The following table sets forth the composition of our loan portfolio at March 31, 2006 and December 31, 2005 (dollars in thousands) :

	March 31, 2006	December 31, 2005
Real estate
Construction	$43,885	$38,279
1-4 family residential	19,554	18,358
Other	54,182	50,371
Commercial, financial and agricultural	258,650	233,948
Consumer	3,614	3,149
Other	4,399	4,481

Total loans	384,284	348,586
Less: allowance for loan losses	(5,020)	(4,399)

Net loans	$379,264	$344,187

Composition of loan portfolio by type

(dollars in thousands)

	March 31, 2006	December 31, 2005
Real estate:
Construction	11.42%	10.98%
1 to 4 family residential	5.09%	5.27%
Other	14.10%	14.45%
Commercial, financial and agricultural	67.31%	67.11%
Consumer	0.94%	0.90%
Other	1.14%	1.29%

Total	100%	100%

The following table sets forth the composition of our commercial, financial and agricultural loan portfolio at March 31, 2006 and December 31, 2005 (dollars in thousands) :

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial, financial and agricultural
Direct funding	$111,899	43.26%	$94,742	40.50%
Indirect funding
Large	50,350	19.47%	52,144	22.29%
Small	96,401	37.27%	87,062	37.21%
Total	$258,650	100.00%	$233,948	100.00%

Management periodically reviews the loan portfolio, particularly non-accrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. When a loan is classified as non-accrual, any unpaid interest is reversed against current income.  Interest is included in income thereafter only to the extent received in cash.  The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification.

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2006 and December 31, 2005:

(dollars in thousands)	March 31, 2006	December 31, 2005
Non-accrual loans
Number	43	46
Amount	$2,597	$2,928

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	6	9
Amount	$177	$352

Loans defined as “troubled debt restructurings”
Number	3	3
Amount	$1,136	$1,144

As of March 31, 2006 and December 31, 2005, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for loan losses - The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to insure the adequacy of the loan loss reserve in accordance with generally accepted accounting principals (GAAP), our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.10% for the three months ended March 31, 2006 and 0.14% for the three months ended March 31, 2005. The ALL as a percentage of the outstanding loans at the end of the period was 1.31% at March 31, 2006 and 1.31% at March 31, 2005.

An analysis of our loss experience is furnished in the following table for the quarter ended March 31, 2006 and the same period ended March 31, 2005:

(dollars in thousands)

	March 31, 2006	March 31, 2005
Allowance for loan losses at beginning of period	$4,399	$2,841
Charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	480	353
Consumer	3	4
Total Charge-offs	483	357

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	1
Other	—	—
Commercial, financial and agricultural	83	15
Consumer	21	23
Total Recoveries	104	39

Net Charge-offs	379	318

Provision for loans charged to expense	1,000	650
Allowance for loan losses at end of period	$5,020	$3,173

	March 31, 2006	March 31, 2005
Net charge-offs as a percentage of average total loans outstanding during the period	0.10%	0.14%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.31%	1.31%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at March 31, 2006 was $40,047 compared to $31,992 at December 31, 2005.  We view the securities portfolio as a source of income and liquidity.  Management has maintained the portfolio at 9.14% of total assets at March 31, 2006 and 7.92% of total assets at December 31, 2005.

Liabilities - We depend on a growing deposit base to fund loan and other asset growth. We compete for local deposits by offering attractive products with premium rates.  We also obtain funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and acquirers of funds to credit unions, school districts, labor unions, and other organizations with excess liquidity. The process is highly efficient and the average rate is generally less than rates paid in the local market. Wholesale deposits are categorized as “Purchased Time Deposits” on the detail of deposits shown in the table below.

Total deposits at March 31, 2006 were $400,977, up $33,272 or 9.05% over the December 31, 2005, total deposits of $367,705. Total average deposits during the quarter ending March 31, 2006, were $387,596, an increase of $154,416, or 66.22% over the total average deposits of $233,180 during the quarter ending March 31, 2005. Average noninterest bearing deposits increased by $5,077, or 34.81%, from $14,586 in the quarter ending March 31, 2005, to $19,663 in the quarter ending March 31, 2006. Average deposit balances for the three months ended March 31, 2006 and 2005 and the average rates paid on those balances are shown below.

Deposits

(dollars in thousands)

	Three Months Ended March 31,
	2006		2005
	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits
Noninterest-bearing demand deposits	$19,663	—	$14,586	—
Interest-bearing demand deposits	5,847	3.40%	2,122	0.89%
Money market accounts	54,825	4.84%	31,583	3.17%
Savings accounts	16,675	2.64%	27,476	2.54%
IRA accounts	4,536	4.81%	1,022	3.61%
Purchased time deposits	156,593	4.22%	135,874	3.07%
Time deposits	129,457	4.73%	20,517	3.22%
Total deposits	$387,596		$233,180

(1) Rate is annualized

Subordinated Debt - In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, Trust I issued and sold $8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, we issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), the Trust I is not consolidated. We report as liabilities the subordinated debentures issued by us and held by Trust I.

Off-balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2006, we had unfunded loan commitments outstanding of $44.8 million and standby letters of credit of $6.4 million. These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal fund lines totaling $12 million.

Capital Resources/Liquidity

Liquidity - Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  We are subject to general FDIC guidelines which do not require a minimum level of liquidity. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes its liquidity ratios meet the general FDIC guidelines and we have assets and borrowing capacity to provide adequate liquidity. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Capital Adequacy – Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds, or a combination of those activities. For example, in 2004, we issued equity securities increasing capital by $8.5 million.  In March 2005, our subsidiary Trust I issued $8 million in Trust Preferred Securities that meet the capital guidelines to be classified as Tier I capital as explained below. On April 25, 2006, we filed a Form S-1 registration statement describing a stock offering of 1,000,000 shares of our common stock to raise capital in 2006.

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

At March 31, 2006 and December 31, 2005, the Bank’s and the Corporation’s risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum for	Minimum to
	March 31,	December 31,	capital	be considered
	2006	2005	adequacy	well-capitalized

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	8.72%	9.30%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	8.93%	9.56%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	9.97%	10.51%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	10.18%	10.77%	8.00%	n/a

Tier 1 leverage ratio
Tennessee Commerce Bank	8.21%	9.08%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.49%	9.33%	4.00%	n/a

On March 31, 2006 and December 31, 2005, both the Bank and the Corporation exceeded the regulatory minimum capital requirements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet due to the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities. If rates are rising, and the level of rate sensitive liabilities exceeds the level of rate sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate sensitive liabilities is greater than the level of rate sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace, in other words, short term rates may be rising while longer term rates remain stable. In addition, different types of rate sensitive assets and rate sensitive liabilities react differently to changes in rates.

To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall, or remain the same. Our asset liability committee develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next twelve months. The asset liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to our board of directors.

The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities; the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap within a range of 0.75 to 1.25.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2006. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$6,683	$—	$—	$—	$—	$6,683

Securities
U.S. government agencies	—	—	492	9,502	22,148	32,142
Mortgage-backed securities	—	966	2,950	2,902	1,087	7,905
Total securities		966	3,442	12,404	23,235	40,047

Total loans	121,611	41,022	106,881	108,604	6,166	384,284

Total Interest Earning Assets	128,294	41,988	110,323	121,008	29,401	431,014

Other Assets	—	—	—	—	7,304	7,304

Total Assets	$128,294	$41,988	$110,323	$121,008	$36,705	$438,318

Interest Bearing Liabilities
Deposits
Interest checking	$4,588	$—	$—	$—	$—	$4,588
Money market and savings	65,965	—	—	—	—	65,965
Time deposits	—	62,962	126,886	121,802	—	311,650
Total deposits	70,553	62,962	126,886	121,802	—	382,203

Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	70,553	62,962	126,886	121,802	8,248	390,451

Other Liabilities	—	—	—	—	20,590	20,590

Shareholders’ Equity	—	—	—	—	27,277	27,277

Total Liabilities and Shareholders’ Equity	$70,553	$62,962	$126,886	$121,802	$56,115	$438,318

Rate Sensitive Gap by period	$57,741	$(20,974)	$(16,563)	$(794)	$29,401
Cumulative Gap		$36,767	$20,204	$19,410	$48,811

Cumulative Gap as a percent of Total Assets		8.39%	4.61%	4.43%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	1.82	1.28	1.08	1.05	1.10

From March 31, 2005 to March 31, 2006, the Federal Reserve Open Market Committee has raised interest rates by 200 basis points. Management has positioned the balance sheet to be slightly asset sensitive at one year maturities. At March 31, 2006, our one year GAP was 1.08.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet. The rate shock test measures the impact on the net interest margin of an immediate shift in interest rates in either direction. Although this test is a static model that provides information only at a certain point in time, it is useful in assessing the impact of an unanticipated movement in interest rates. As shown below, the net interest dollar amount decrease assuming a 300 basis point drop in interest rates is .19% of the average assets for 2006.

The chart below identifies the net interest margin impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Interest Income and Expense Under Rate Shock

(dollars in thousands)

At March 31, 2006

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income	$16,601	$16,965	$17,313	$17,626	$17,867	$18,055	$18,224
Actual dollar risk	(1,025)	(661)	(313)	—	241	429	598
Percent of risk	5.82%	3.75%	1.78%	—	1.37%	2.43%	3.39%
Percent of average assets	0.19%	0.13%	0.06%	—	0.05%	0.08%	0.11%

The chart below identifies the net income impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Net Income Under Rate Shock

(dollars in thousands)

At March 31, 2006

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Income	$3,880	$4,105	$4,320	$4,513	$4,662	$4,778	$4,882
Actual dollar risk	(633)	(408)	(193)	—	149	265	369
Percent of risk	14.02%	9.04%	4.28%	—	3.30%	5.87%	8.18%
Percent of average assets	0.12%	0.08%	0.04%	—	0.03%	0.05%	0.07%

As shown above, net interest income and net income should benefit from an increase in market interest rates. This reflects the asset sensitive bias of the balance sheet at March 31, 2006. The model simulates activity so that maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. In a rising rate environment, early withdrawal and repricing levels may increase. Because the balance sheet is asset sensitive as shown by the positive one year GAP ratio of 1.08, the net effect of the early withdrawals of the liabilities and the repricing of the assets will be a net increase in net interest income and net income.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or net interest margin will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The asset liability committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet and conducts a quarterly analysis of the rate sensitivity position. The results of the analysis are reported to the board.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There were no material changes to our risk factors included in Part I, Item 1A of our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2006, except as set forth below as related to our filing of a registration statement on Form S-1 relating to the issuance of 1,000,000 shares of common stock.

Even though our common stock is currently traded on the Nasdaq over the counter market, or OTCBB, and we anticipate that it will be listed on the Nasdaq National Market upon the closing of this offering, the trading volume in our common stock has been thin and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

While we have applied to have our common stock listed on the Nasdaq National Market upon the closing of the offering, we can give no assurance that we will qualify for listing upon the closing or at any time after the closing. While we believe that if we are successful in listing our common stock on the Nasdaq National Market, the trading volume of our common stock should increase, we cannot be certain when a more active and liquid trading market for our common stock will develop or be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the per share book value of our common stock. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from an affiliated special purpose trust and accompanying subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $8.2 million. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years, during which time we may not pay dividends on our common stock.

Our ability to declare and pay dividends on our common stock is limited by law and we may be unable to pay future dividends.

We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the Federal Reserve Board may impose restrictions on our ability to pay dividends on our common stock. In addition, we must make payments on the subordinated debentures before any dividends can be paid on our common stock, and we may not pay dividends while we are deferring interest payments on our trust preferred securities and the related subordinated debentures. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

The market price of our common stock may decline after the stock offering.

The price per share at which we sell our common stock in the offering may be more or less than the market price of our common stock on the date the stock offering is consummated. If the actual purchase price is less than the market price for the shares of common stock, some purchasers in the stock offering may be inclined to immediately sell shares of common stock to attempt to realize a profit. Any such sales, depending on the volume and timing could cause the market price of our common stock to decline. Additionally, because stock prices generally fluctuate over time, there is no assurance purchasers of common stock in the offering will be able to sell shares after the offering at a price equal to or greater than the actual purchase price. Purchasers should consider these possibilities in determining whether to purchase shares of common stock and the timing of any sale of shares of common stock.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   During January of 2006, H. Lamar Cox, the Chief Administrative Officer, exercised the option to purchase 2,000 shares of common stock at an exercise price of $5.00 per share.  This exercise of stock options was a transaction by the Corporation that did not involve a public offering.  We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(b)   None

(c)   None

Our ability to declare and pay dividends on our common stock is limited by law and we may be unable to pay future dividends. We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. In addition, the Federal Reserve Board may impose restrictions on our ability to pay dividends on our common stock. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

(a)   None

(b)   None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

(a)   None

(b)   None

ITEM 6: EXHIBITS

Exhibit No.	Description

2.1 *	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.

2.2 *	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.

3.1*	Charter of Tennessee Commerce Bancorp, Inc.

3.2 *	Bylaws of Tennessee Commerce Bancorp, Inc.

10.1**	Employment Agreement between Tennessee Commerce Bancorp, Inc. and George W. Fort

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form 10 as filed with the Securities Exchange Commission on April 29, 2005 and incorporated by reference herein.

**  Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form S-1 as filed with the Securities Exchange Commission on April 25, 2006 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

May 15, 2006	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

May 15, 2006	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer