Form 10-Q
period 2006-06-30
Tennessee Commerce Bancorp, Inc.
filed 2006-08-14
CIK 1323033

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of July 31, 2006 there were  4,390,674 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

(dollars in thousands except share data)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$7,027	$6,877
Federal funds sold	16,004	12,535
Cash and cash equivalents	23,031	19,412
Securities available for sale	41,366	31,992
Loans	434,006	348,586
Allowance for loan losses	(5,508)	(4,399)
Net loans	428,498	344,187

Premises and equipment, net	850	769
Accrued interest receivable	2,867	2,148
Restricted equity securities	606	383
Deferred tax asset	1,109	490
Other assets	5,941	4,659

Total assets	$504,268	$404,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$21,239	$33,372
Interest-bearing	440,470	334,333
Total deposits	461,709	367,705

Accrued interest payable	1,253	1,126
Short-term debt	5,000	—
Long-term subordinated debt	8,248	8,248
Other liabilities	231	531
Total liabilities	476,441	377,610
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value. Authorized 10,000,000 shares at June 30, 2006 and 5,000,000 at December 31, 2005; Issued and outstanding 3,240,674 at June 30, 2006 and 3,238,674 December 31, 2005	1,620	1,619
Additional paid-in capital	21,506	21,401
Retained earnings	5,622	3,781
Accumulated other comprehensive loss	(921)	(371)
Total shareholders’ equity	27,827	26,430

Total liabilities and shareholders’ equity	$504,268	$404,040

Note : The balance sheet presented above at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Interest income
Loans, including fees	$16,659	$9,752	$8,812	$5,290
Securities	943	406	488	211
Federal funds sold	156	63	54	47
Total interest income	17,758	10,221	9,354	5,548

Interest expense
Deposits	8,723	3,681	4,721	2,064
Other	337	150	190	142
Total interest expense	9,060	3,831	4,911	2,206

Net interest income	8,698	6,390	4,443	3,342

Provision for loan losses	2,000	1,800	1,000	1,150

Net interest income after provision for loan losses	6,698	4,590	3,443	2,192

Non interest income
Service charges on deposit accounts	80	54	31	28
Mortgage banking	36	39	14	20
Securities gains	—	4	—	7
Gain on sale of loans	612	440	358	295
Other	(194)	38	(114)	16
Total non interest income	534	575	289	366

Non interest expense
Salaries and employee benefits	2,505	1,788	1,305	885
Occupancy and equipment	390	288	190	162
Data processing fees	330	226	173	113
Professional fees	381	162	190	75
Other	628	524	358	227
Total non interest expense	4,234	2,988	2,216	1,462

Income before income taxes	2,998	2,177	1,516	1,096

Income tax expense	1,157	894	584	475

Net income	$1,841	$1,283	$932	$621

Earnings per share (EPS):
Basic EPS	$0.57	$0.40	$0.29	$0.19
Diluted EPS	0.52	0.37	0.27	0.18

Weighted average shares outstanding:
Basic	3,240,619	3,238,674	3,240,674	3,238,674
Diluted	3,549,680	3,479,977	3,533,632	3,479,977

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 and 2005
(UNAUDITED)

(dollars in thousands except share data)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid-In	Earnings	Comprehensive	Shareholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2004	$1,619	$21,401	$714	$(134)	$23,600
Comprehensive income
Net income	—	—	1,283	—	1,283
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	57	57
Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	3	3

Total comprehensive income	—	—	—	—	1,343

Balance at June 30, 2005	$1,619	$21,401	$1,997	$(74)	$24,943

Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430
Comprehensive income
Net income	—	—	1,841	—	1,841
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	(550)	(550)

Total comprehensive income	—	—	—	—	1,291

Exercise of stock options to purchase 2,000 common shares	1	24	—	—	25
Stock based compensation expense		81			81

Balance at June 30, 2006	$1,620	$21,506	$5,622	$(921)	$27,827

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

(dollars in thousands except share data)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net income	$1,841	$1,283
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	103	80
Deferred loan fees	20	(2)
Provision for loan losses	2,000	1,800
FHLB stock dividends	(6)	(7)
Stock-based compensation expense	81	—
Deferred Income Tax	(283)	—
Net amortization of investment securities	14	22
Gain on sales of securities	—	(4)
Change in:
Accrued interest payable	(719)	(435)
Accrued interest receivable	127	264
Other assets and liabilities	(1,582)	(951)
Net cash from operating activities	1,596	2,050

Cash flows from investing activities
Purchases of securities available for sale	(11,019)	(5,470)
Proceeds from sales of securities available for sale	—	1,489
Proceeds from maturities, prepayments and calls of securities available for sale	745	914
Investment in unconsolidated subsidiary	—	(248)
Net change in loans	(86,331)	(64,624)
Purchases of Federal Home Loan Bank Stock	(217)	(125)
Net purchases of premises and equipment	(184)	(279)
Net cash from investing activities	(97,006)	(68,343)

Cash flows from financing activities
Net change in deposits	94,004	57,787
Proceeds from short-term debt	5,000	—
Proceeds from long-term subordinated debt	—	8,248
Proceeds from exercise of common stock options	25	—
Net cash from financing activities	99,029	66,035

Net change in cash and cash equivalents	3,619	(258)

Cash and cash equivalents at beginning of period	19,412	10,420

Cash and cash equivalents at end of period	$23,031	$10,162

Supplemental cash flow information:
Cash paid during period for interest	$8,933	$3,567
Cash paid during period for income taxes	1,346	1,289

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

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

The unaudited consolidated financial statements as of June 30, 2006 and for the six and three month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in our Form 10K.

Note 2 – Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Basic
Net income	$1,841	$1,283	$932	$621

Weighted average common shares outstanding	3,240,619	3,238,674	3,240,674	3,238,674

Basic earnings per common share	$0.57	$0.40	$0.29	$0.19

Diluted
Net income	$1,841	$1,283	$932	$621

Weighted average common shares outstanding for basic earnings per common share	3,240,619	3,238,674	3,240,674	3,238,674
Add: Dilutive effects of assumed exercises of stock options	309,121	241,303	292,958	241,303

Average shares and dilutive potential common shares	3,549,680	3,479,977	3,533,632	3,479,977

Diluted earnings per common share	$0.52	$0.37	$0.27	$0.18

No options were antidilutive.

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

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending June 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of June 30, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based expense recognized for the six months ended June 30, 2006 was $81. The options vesting in that period were granted in 2003 and 2005. The 30,000 options granted in 2003, vested in February and had an estimated fair value of $1.65 per share. The options granted in 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26 respectively.

The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the six-month period ended June 30, 2006 was as follows:

Stock-based compensation expense	$81,005
Deferred income tax benefit	(31,400)
Impact of stock-based compensation expense after deferred income tax benefit	$49,605
Impact on earnings per share:
Basic - 3,240,619 weighted average shares outstanding	$0.015
Fully diluted – 3,649,680 weighted average shares outstanding	$0.014

A summary of the activity in the stock option plan is as follows :

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2005	937,842	$8.85
Granted	—	—
Exercised	(2,000)	5.00
Forfeited or expired	(3,750)	16.00
Outstanding at June 30, 2006	932,092	$8.83	6.2	$8,545
Outstanding and expected to vest at June 30, 2006	932,092	$8.83	6.2	$8,545
Options exercisable at June 30, 2006	893,842	$8.53	6.0	$8,469

(1)            The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our stock of $18.00 per common share for the 932,092 options that were in-the-money at June 30, 2006.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of grant date shown below. No options were granted during the six months ending June 30, 2006 or June 30, 2005.

	2005	2004	2003

Risk-free interest rate	3.96%	3.23%	3.82%
Expected option life	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of options granted during the year was $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in 2006.

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

Note 5 – Stock issuance

On July 3, 2006 and on July 28, 2006, we issued 1,000,000 and 150,000 shares respectively of our common stock. The following adjusted balance sheet at June 30, 2006 and adjusted income statement information is presented on an actual basis and on an as adjusted basis to reflect the sale and issuance of this common stock.  The as adjusted column on the balance sheet presents the balance sheet as if the 1,150,000  shares were issued on June 30, 2006.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 (UNAUDITED)and JUNE 30, 2006 As Adjusted

(dollars in thousands except share data)

	Actual		As Adjusted
	June 30, 2006	Changes	June 30, 2006
ASSETS
Cash and due from financial institutions	$7,027	19,116	$26,143
Federal funds sold	16,004		16,004
Cash and cash equivalents	23,031	19,116	42,147
Securities available for sale	41,366		41,366
Loans	434,006		434,006
Allowance for loan losses	(5,508)		(5,508)
Net loans	428,498		428,498

Premises and equipment, net	850		850
Accrued interest receivable	2,867		2,867
Restricted equity securities	606		606
Deferred tax asset	1,109		1,109
Other assets	5,941		5,941

Total assets	$504,268	19,116	$523,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$21,239		$21,239
Interest-bearing	440,470		440,470
Total deposits	461,709		461,709

Accrued interest payable	1,253		1,253
Accrued bonuses	250		250
Short-term debt	5,000		5,000
Long-term subordinated debt	8,248		8,248
Other liabilities	(19)		(19)
Total liabilities	476,441		476,441
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—		—
Common stock, $0.50 par value. Authorized 10,000,000 shares at June 30, 2006 Issued and outstanding 3,240,674 Actual and 4,390,674 As Adjusted	1,620	575	2,195
Additional paid-in capital	21,506	18,541	40,047
Retained earnings	5,622		5,622
Accumulated other comprehensive income (loss)	(921)		(921)
Total shareholders’ equity	27,827	19,116	46,943

Total liabilities and shareholders’ equity	$504,268	19,116	$523,384

Shares Outstanding	3,240,674	1,150,000	4,390,674
Book value per share	$8.59		$10.69

TENNESSEE COMMERCE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2006

(dollars in thousands except share data)

	Actual		As Adjusted (1)
	June 30, 2006	Changes	June 30, 2006
Net income	1,841		1,841

Earnings per share (EPS):
Basic EPS	0.57		0.42
Diluted EPS	0.52		0.39

Weighted average shares outstanding:
Basic	3,240,619	1,150,000	4,390,619
Diluted	3,549,680	1,150,000	4,699,680

(1) Earnings per share and weighted average shares outstanding are computed as if the 1,150,000 shares were issued and outstanding on January 1, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion about us and management’s analysis of our operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although we believe that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting our customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting our financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing our financial condition and results of operations, and not to predict the future or to guarantee results.  We are unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

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

We do not compete based on the traditional definition of “convenience” and currently have no plans to develop a comprehensive branch bank network.  For us, convenience is created by technology and by a free courier service for local customers which transports deposits directly from the business location to the bank.  We conduct business primarily from a single banking office with no teller line, drive-through window or extended banking hours.  We compete by providing responsive and personalized service to meet customer needs.  We provide free electronic banking and cash management tools and on-site training for business customers.  We compete for consumer business by providing superior products, attractive deposit rates, free internet banking services, and access to a third party regional ATM network. We primarily target service, manufacturing, and professional customers and avoid retail businesses with high transaction volume.

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks and at June 30, 2006 we had an earnings asset ratio of 96.35%.

The business bank model is also highly efficient.  We target the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a smaller, more highly-trained staff.  Management targets an average assets per employee ratio of $7.5 million, compared to the average ratio of approximately $2.9 million assets per employee for Tennessee state chartered banks at the end of the third quarter 2005. At June 30, 2006, assets per employee were $10.5 million.

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

Overview of Operating Results for the Three  and Six Months ended June 30, 2006 and June 30, 2005 and Financial Condition at June 30, 2006 and December 31, 2005.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005 reflected a 50.08% increase in net income and a 50.00% increase in diluted earnings per share. The increase in earnings resulted primarily from a 32.94% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense. For the six months ended June 30, 2006, net income was $1,841, an increase of $558 or 43.49% compared to net income of $1,283 for the same period in 2005. Diluted earnings per share increased $0.15 per share or 40.54% for the six months ended June 30, 2006 compared to the same period in 2005. The six months ended June 30, 2006, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $100,228 or 24.81% from $404,040 at December 31, 2005 to $504,268 at June 30, 2006. Net loans increased by 24.50% or $84,311 from December 31, 2005 to June 30, 2006, while total deposits increased by 25.57% or $94,004 during that same period.

Comparison of Operating Results for the Three Months ended June 30, 2006 and June 30, 2005

Net Income - Net income for the quarter ended June 30, 2006 was $932 an increase of $311 or 50.08%, compared to the net income of $621 for the quarter ended June 30, 2005.  The increase is attributable to a 32.94% increase in net interest income from $3,342 for the quarter ended June 30, 2005 to $4,443 for the same period in 2006. The increase of $1,101 in net interest income was the result of our overall growth, including a 55.17% increase in net loan balances at June 30, 2006 compared to the same date in 2005. This increase in net interest income was partially offset by increased non-interest expense. Non-interest expense increased by 51.57% to $2,216 for the three month period ended June 30, 2006 compared to $1,462 for the same period in 2005. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Three Months Ended June 30,
	2006	2005	% Change

Interest income	$9,354	$5,548	68.60%
Interest expense	4,911	2,206	122.62
Net interest income	4,443	3,342	32.94
Provision for loan losses	1,000	1,150	(13.04)
Net interest after provision for loan losses	3,443	2,192	57.07
Non-interest income	289	366	(21.04)
Non-interest expense	2,216	1,462	51.57
Net income before taxes	1,516	1,096	38.32
Income tax expense	584	475	22.95
Net income	$932	$621	50.08%

Net Interest Income - Net interest income for the quarter ended June 30, 2006 was $4,443 compared to $3,342 for the same period in 2005, a gain of $1,101 or 32.94%.  The increase of $1,101 in net interest income was the result of our overall growth, including a 55.17% increase in net loan balances at June 30, 2006 compared to the same date in 2005.

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2006 was $1,000, a decrease of $150, or 13.04%, below the provision of $1,150 expensed in the same period in 2005.  This decrease was primarily due to a decrease in the net charge offs as a percentage of average loans outstanding and a decrease in non-accrual loans. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At June 30, 2006, the loan loss reserve of $5,508 was 1.27% of gross loans of $434,006.

Non-interest Income – Non-interest income decreased by 21.04% or $77, from $366 in the quarter ended June 30, 2005 to $289 for the same period in 2006. The decrease was primarily due to losses of $127 recorded on the disposition of repossessed assets in the quarter ended June 30, 2006.

Non-interest Expense – Non-interest expense for the three months ended June 30, 2006 was $2,216, an increase of $754 or 51.57%, over the $1,462 expensed in the same period in 2005.  Approximately 50.66% of the increase was due to the addition of ten new employees during the period between the two quarter end dates. At June 30, 2006, the Corporation had 48 full time employees.

Comparison of Operating Results for the Six Months ended June 30, 2006 and June 30, 2005

Net Income - Net income for the six months ended June 30, 2006 was $1,841 an increase of $558 or 43.49%, compared to the net income of $1,283 for the six months ended June 30, 2005.  The increase is attributable to a 36.12% increase in net interest income from $6,390 for the two quarters ended June 30, 2005 to $8,698 for the same period in 2006. The increase of $2,308 in net interest income was the result of our overall growth, including a 55.50% increase in average net loan balances at June 30, 2006 compared to the same date in 2005. This positive effect was partially offset by an 11.11% increase in the provision for loan losses, from $1,800 during the two quarters ended June 30, 2005 to $2,000 for the same period in 2006. Also, non-interest expense increased by 41.70% to $4,234 for the six month period ended June 30, 2006 compared to $2,988 for the same period in 2005. The increase in the provision for loan losses was primarily the result of funding the allowance for loan losses to match the significant loan growth. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Six Months Ended June 30,
	2006	2005	% Increase

Interest income	$17,758	$10,221	73.74%
Interest expense	9,060	3,831	136.49
Net interest income	8,698	6,390	36.12
Provision for loan losses	2,000	1,800	11.11
Net interest after provision for loan losses	6,698	4,590	45.93
Non-interest income	534	575	(7.13)
Non-interest expense	4,234	2,988	41.70
Net income before taxes	2,998	2,177	37.71
Income tax expense	1,157	894	29.42
Net income	$1,841	$1,283	43.49%

Net Interest Income - Net interest income for the two quarters ended June 30, 2006 was $8,698 compared to $6,390 for the same period in 2005, an increase of $2,308 or 36.12%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the six months ended June 30 increased by 55.50% or $136,215 from $245,453 for that period in 2005 to $381,668 for the same period in 2006. Loan growth was matched by an increase in average interest earning deposits from $233,369 for the six months ended June 30, 2005 to $383,217 for the same period in 2006 – an increase of $149,848 or 64.21%.

Net Interest Margin - The net interest margin decreased from 4.75% for the two quarters ended June 30, 2005 to 4.08% for the same period in 2006 due to an increase in the cost of funds which offset an increase in the yield on earning assets.  Interest income increased by $7,537 or 73.74%, from $10,221 during the two quarters ended June 30, 2005 to $17,758 during the same period in 2006. The increase was primarily due to increased volume.  Average earning assets increased from $270,721 in the six months ended June 30, 2005 to $428,762 in the same period in 2006, an increase of $158,041 or 58.38%.  The increase in earning assets was primarily due to loan growth. Average loan balances increased by $136,215 or 55.50%.  The average yield on earning assets increased from 7.61% in the two quarters ended June 30, 2005 to 8.34% in the same period in 2006. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to recent increases in short term interest rates by the Federal Reserve Open Market Committee, or FOMC. Between June 30, 2005 and June 30, 2006, the FOMC raised the federal funds rate by 200 basis points.

Interest expense increased from $3,831 in the two quarters ended June 30, 2005, to $9,060 in the two quarters ended June 30, 2006. The $5,229 or 136.49%, increase in expense was due to increases in the volume of deposits as well as rate increases. Average interest earning liabilities increased by $155,423 or 65.28%.  The cost of funds increased from 3.25% in the six months ended June 30, 2005 to 4.64% in the same two quarters in 2006, an increase of 139 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2006 and 2005. The table is presented on a tax equivalent basis if applicable.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$39,298	$943	4.74%	$20,023	$406	4.03%
Loans (2) (3)	381,668	16,659	8.80%	245,453	9,752	8.01%
Federal funds sold	7,796	156	4.04%	5,245	63	2.42%
Total interest earning assets	428,762	17,758	8.34%	270,721	10,221	7.61%

Non-interest earning assets
Cash and due from banks	3,978			3,663
Net fixed assets and equipment	813			675
Accrued interest and other assets	8,578			3,813

Total assets	$442,131			$278,872

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$383,217	$8,723	4.59%	$233,369	$3,681	3.18%
Federal funds purchased	1,414	38	5.42%	508	10	3.84%
Subordinated debt	8,861	299	6.80%	4,192	140	6.75%
Total interest bearing liabilities	393,492	9,060	4.64%	238,069	3,831	3.25%

Non-interest bearing liabilities
Non-interest bearing demand deposits	18,999			15,447
Other liabilities	2,464			1,241
Shareholders’ equity	27,176			24,115

Total liabilities and shareholders’ equity	$442,131			$278,872

Net Interest Spread	3.70%			4.36%

Net Interest Margin	4.08%			4.75%

(1)   Unrealized loss of $820 and $307 is excluded from yield calculation for the two quarters ended June 30, 2006 and 2005 respectively.

(2)   Non-accrual loans are included in average loan balances and loan fees of $1,196 and $757 are included in interest income for the two quarters ended June 30, 2006 and 2005 respectively.

(3)   Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the six month periods ended June 30, 2006 and 2005 and identifies the impact of changes in volume and the changes in rate.

	June 30, 2006 change from June 30, 2005 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$5,865	$1,042	$6,907
Securities – taxable (1)	442	95	537
Federal funds sold	39	54	93
Total interest income	6,346	1,191	7,537

Interest expense
Deposits (other than demand)	2,983	2,059	5,042
Federal funds purchased	23	5	28
Subordinated debt	158	1	159
Total interest expense	3,164	2,065	5,229

Net interest income	$3,182	$(874)	$2,308

(1) Unrealized loss of $820 and $307 is excluded from yield calculation for the six months ended June 30, 2006 and 2005 respectively.

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2006 was $2,000, an increase of $200, or 11.11%, above the provision of $1,800 expensed in the same period in 2005.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At June 30, 2006, the loan loss reserve of $5,508 was 1.27% of gross loans of $434,006.

Non-interest Income - We earned $36 in mortgage origination fees during the two quarters ended June 30, 2006 compared to $39 earned in 2005, a decrease of $3 or 7.69%.  Income earned in the form of service charges on deposits totaled $80 for the two quarters ended June 30, 2006, an increase of $26 compared to the same period in 2005. No gain or loss was recognized on the sale of securities in the two quarters ended June 30, 2006 compared with a gain of $4 for the same period in 2005.

The Bank earned $612 on loan sale transactions in the two quarters ended June 30, 2006, a 39.09% increase compared to $440 during the same period in 2005. This increase was primarily due to demand from purchasers. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense – Non-interest expense for the six months ended June 30, 2006, was $4,234, an increase of $1,246 or 41.70%, over the $2,988 expensed in the same period in 2005.  Approximately 54.49% of the increase was due to the addition of 10 new employees during the period between the two quarter end dates. At June 30, 2006, we had 48 full time employees. Assets per employee were $8.2 million at June 30, 2005 and $10.5 million at June 30, 2006. Management targets $7.5 million per full time employee as a measure of staffing efficiency.

Efficiency Ratio
(dollars in thousands )

	Six Months Ended June 30,
	2006	2005
Non-interest expense	$4,234	$2,988

Net interest income	8,698	6,390
Non-interest income	534	575
Total Revenues	$9,232	$6,965

Efficiency Ratio	45.86%	42.90%

Income Taxes – Our effective tax rate for the six months ended June 30, 2006 was 38.59% compared to 41.06% for the six months ended June 30, 2005. Management anticipates that tax rates in future periods will approximate the rates paid in 2006.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets - Total assets at June 30, 2006 were $504,268 an increase of $100,228 or 24.81%, over total assets of $404,040 at December 31, 2005. Loan growth was the primary reason for the increase.  June 30, 2006 net loans were $428,498, up $84,311, or 24.50% over the December 31, 2005 total net loans of $344,187. The cash and cash equivalents balance increased by $3,619 between December 31, 2005 and June 30, 2006 primarily as a result of short term borrowings at the end of the quarter that had not yet been used to fund loans.

Our business bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  We maintain a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at June 30, 2006, were $485,868, or 96.35% of total assets of $504,268.  Earning assets at December 31, 2005, were $388,714, or 96.21% of total assets of $404,040.

Loans - We had total net loans of $428.5 million at June 30, 2006. The following table sets forth the composition of our loan portfolio at June 30, 2006 and December 31, 2005:

(dollars in thousands)	June 30, 2006	December 31, 2005
Real estate
Construction	$55,584	$38,279
1-4 family residential	21,467	18,358
Other	56,118	50,371
Commercial, financial and agricultural	289,877	233,948
Consumer	3,778	3,149
Other	7,182	4,481

Total loans	434,006	348,586
Less: allowance for loan losses	(5,508)	(4,399)

Net loans	$428,498	$344,187

Composition of loan portfolio by type

	June 30, 2006	December 31, 2005
Real estate:
Construction	12.81%	10.98%
1 to 4 family residential	4.95%	5.27%
Other	12.93%	14.45%
Commercial, financial and agricultural	66.79%	67.11%
Consumer	0.87%	0.90%
Other	1.65%	1.29%

Total	100%	100%

The following table sets forth the composition of our loan portfolio by source at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
(dollars in thousands)	Amount	%	Amount	%

Direct funding	$264,897	61.04%	$200,333	57.47%
Indirect funding
Large	66,935	15.42%	61,693	17.70%
Small	102,174	23.54%	86,560	24.83%
Total	$434,006	100.00%	$348,586	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2006 and December 31, 2005:

(dollars in thousands)	June 30, 2006	December 31, 2005
Non-accrual loans
Number	38	46
Amount	$2,596	$2,928

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	32	9
Amount	$898	$352

Loans defined as “troubled debt restructurings”
Number	3	3
Amount	$1,129	$1,144

As of June 30, 2006 and December 31, 2005, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.23% for the six months ended June 30, 2006 and 0.37% for the six months ended June 30, 2005. The ALL as a percentage of the outstanding loans at the end of the period was 1.27% at June 30, 2006 and 1.33% at June 30, 2005.

An analysis of our loss experience is furnished in the following table for the six months ended June 30, 2006 and the same period ended June 30, 2005:

(dollars in thousands)	June 30, 2006	June 30, 2005
Allowance for loan losses at beginning of period	$4,399	$2,841
Charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	1,027	987
Consumer	6	4
Total Charge-offs	1,033	991

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	1
Other	—	—
Commercial, financial and agricultural	121	53
Consumer	21	23
Total Recoveries	142	77

Net Charge-offs	891	914

Provision for loans charged to expense	2,000	1,800
Allowance for loan losses at end of period	$5,508	$3,727

	June 30, 2006	June 30, 2005
Net charge-offs as a percentage of average total loans outstanding during the period	0.23%	0.37%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.27%	1.33%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at June 30, 2006 was $41,366 compared to $31,992 at December 31, 2005.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 8.20% of total assets at June 30, 2006 and 7.92% of total assets at December 31, 2005.

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

Total deposits at June 30, 2006 were $461,709, up $94,004 or 25.57% over the December 31, 2005, total deposits of $367,705. Total average deposits during the two quarters ending June 30, 2006, were $402,216, an increase of $153,400, or 61.65% over the total average deposits of $248,816 during the two quarters ending June 30, 2005. Average non-interest bearing deposits increased by $3,552, or 22.99%, from $15,447 in the six months ending June 30, 2005, to $18,999 in the six months ending June 30, 2006. Average deposit balances for the six months ended June 30, 2006 and 2005 and the average rates paid on those balances are shown below.

Deposits

	Six Months Ended June 30,
	2006		2005
(dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits
Non-interest-bearing demand deposits	$18,999	—	$15,447	—
Interest-bearing demand deposits	5,544	3.50%	2,625	1.24%
Money market accounts	55,102	5.04%	33,683	3.34%
Savings accounts	15,084	2.66%	25,510	2.57%
IRA accounts	4,628	4.79%	1,167	3.81%
Purchased time deposits	165,921	4.43%	140,978	3.24%
Time deposits	136,938	4.85%	29,406	3.48%
Total deposits	$402,216		$248,816

(1) Rate is annualized

Short-Term Debt - In May and June 2006, we borrowed $2,000 and $3,000 respectively on a $5,000 line of credit with First Tennessee Bank, National Association. The balance owed at June 30, 2006 of $5,000 was repaid on July 19, 2006. This line of credit expires on September 30, 2006.

Subordinated Debt - In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, Trust I issued and sold $8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), the Trust I is not consolidated. We report as liabilities the subordinated debentures issued by us and held by Trust I.

Off-balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2006, we had unfunded loan commitments outstanding of $57 million and standby letters of credit of $5.6 million. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal fund lines totaling $15.4 million.

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

Capital Adequacy – Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds, or a combination of those activities. In 2004, we issued equity securities increasing capital by $8.5 million.  In March 2005, our subsidiary Trust I issued $8 million in Trust Preferred Securities that meet the capital guidelines to be classified as Tier I capital as explained below. On July 3, 2006, and July 28, 2006, we issued 1,000,000 shares and 150,000 shares respectively of our common stock in order to raise $19.1 million in capital in 2006.

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

At June 30, 2006 and December 31, 2005, the Bank’s and the Corporation’s risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum for	Minimum to
	June 30,	December 31,	capital	be considered
	2006	2005	adequacy	well-capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.96%	9.08%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.03%	9.33%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.05%	9.30%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	8.10%	9.56%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.26%	10.51%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	9.31%	10.77%	8.00%	n/a

On June 30, 2006 and December 31, 2005, both the Bank and the Corporation exceeded the regulatory minimum capital requirements to be considered well-capitalized.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2006. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$16,004	$—	$—	$—	$—	$16,004
Interest bearing deposits in banks			2,000			2,000

Securities
U.S. government agencies	—	—	493	10,343	23,198	34,034
Mortgage-backed securities	—	824	2,506	2,960	1,042	7,332
Total securities		824	2,999	13,303	24,240	41,366

Total loans	137,312	43,004	111,404	134,425	7,861	434,006

Total Interest Earning Assets	153,316	43,828	116,403	147,728	32,101	493,376

Other Assets	—	—	—	—	10,892	10,892

Total Assets	$153,316	$43,828	$116,403	$147,728	$42,993	$504,268

Interest Bearing Liabilities
Deposits
Interest checking	$4,700	$—	$—	$—	$—	$4,700
Money market and savings	64,179	—	—	21,393	—	85,572
Time deposits	—	57,363	191,371	101,464	—	350,198
Total deposits	68,879	57,363	191,371	122,857	—	440,470

Short term Debt	—	5,000	—	—	—	5,000
Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	68,879	62,363	191,371	122,857	8,248	453,718

Other Liabilities	—	—	—	—	22,723	22,723

Shareholders’ Equity	—	—	—	—	27,827	27,827

Total Liabilities and Shareholders’ Equity	$68,879	$62,363	$191,371	$122,857	$58,798	$504,268

Rate Sensitive Gap by period	$84,437	$(18,535)	$(74,968)	$24,871	$23,853
Cumulative Gap		$65,902	$(9,066)	$15,805	$39,658

Cumulative Gap as a percent of Total Assets		13.07%	-1.80%	3.13%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	2.23	1.50	0.97	1.04	1.09

From June 30, 2005 to June 30, 2006, the Federal Reserve Open Market Committee has raised interest rates by 200 basis points. Management has positioned the balance sheet to be neutral for asset and liability sensitivity. At June 30, 2006, our one year GAP was 0.97.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet. The rate shock test measures the impact on the net interest margin of an immediate shift in interest rates in either direction. Although this test is a static model that provides information only at a certain point in time, it is useful in assessing the impact of an unanticipated movement in interest rates. As shown below, the net interest dollar amount decrease assuming a 300 basis point drop in interest rates is .23% of the average assets for 2006.

The chart below identifies the net interest margin impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Interest Income and Expense Under Rate Shock
At June 30, 2006
(dollars in thousands)

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income	$17,578	$18,068	$18,528	$18,941	$19,272	$19,560	$19,830
Actual dollar risk	(1,363)	(873)	(413)	—	331	619	889
Percent of risk	7.20%	4.61%	2.18%	—	1.75%	3.27%	4.69%
Percent of average assets	0.23%	0.14%	0.07%	—	0.05%	0.10%	0.15%

The chart below identifies the net income impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Net Income Under Rate Shock
At June 30, 2006
(dollars in thousands)

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Income	$4,409	$4,711	$4,995	$5,250	$5,454	$5,632	$5,798
Actual dollar risk	(841)	(539)	(255)	—	204	382	549
Percent of risk	16.02%	10.26%	4.85%	—	3.89%	7.28%	10.45%
Percent of average assets	0.14%	0.09%	0.04%	—	0.03%	0.06%	0.09%

As shown above, net interest income and net income should benefit from an increase in market interest rates. The model simulates activity so that maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. In a rising rate environment, early withdrawal and repricing levels may increase. Because the balance sheet is asset neutral as shown by the one year GAP ratio of 0.97, the net effect of the early withdrawals of the liabilities and the repricing of the assets will only be a small increase in net interest income and net income.

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

Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There were no material changes to our risk factors included in Part I, Item 1A of our Form 10-K as filed with the Securities and Exchange Commission on March 28, 2006, except as set forth below as related to the issuance of 1,150,000 shares of common stock.

Even though our common stock is currently traded on the Nasdaq Global Market, the trading volume in our common stock has been thin and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

While we believe that since we are listed on the Nasdaq Global Market, the trading volume of our common stock should increase, we cannot be certain when a more active and liquid trading market for our common stock will develop or be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

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

We have supported our continued growth through the issuance of trust preferred securities from an affiliated special purpose trust and accompanying subordinated debentures. At June 30, 2006, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $8.2 million. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years, during which time we may not pay dividends on our common stock.

Our ability to declare and pay dividends on our common stock is limited by law and we may be unable to pay future dividends.

We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. The Federal Reserve Board may also impose restrictions on our ability to pay dividends on our common stock. In addition, we must make payments on the subordinated debentures before any dividends can be paid on our common stock, and we may not pay dividends while we are deferring interest payments on our trust preferred securities and the related subordinated debentures. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          None

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

(a)   None

(b)   None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.    The Annual Meeting of Shareholders of the Corporation was held May 3, 2006.

B.    Directors elected at the Annual Meeting were: Arthur F. Helf, Fowler H. Low, Regg E. Swanson, Paul A. Thomas, M.D.  Other Directors of the Corporation whose term of office as a director continued after the Annual Meeting were: Dorris E. Bennett, H. Lamar Cox, Paul W. Dierksen, Dennis L. Grimaud, Winston C. Hickman, William W. McInnes, Thomas R. Miller, Darrel Reifschneider, and Michael R. Sapp.

C.    The following proposals were considered by shareholders at the Annual Meeting :

Proposal 1 – Amendment of the Corporation’s charter to increase the number of authorized shares of common stock to 10,000,000.

Votes
			Broker
For	Against	Abstain	Non-Votes
1,879,939	39,000	—	—

Proposal 2 – Election of Class I Directors

The following Directors were re-elected

	Votes
				Broker
	For	Against	Abstain	Non-Votes
Arthur F. Helf	1,919,439	2,500	—	—
Fowler H. Low	1,919,439	2,500	—	—
Regg E. Swanson	1,919,439	2,500	—	—
Paul A. Thomas, M.D.	1,919,439	2,500	—	—

Proposal 3 – Ratification of the appointment of KraftCPA’s, PLLC as the Corporation’s independent accountants and auditors for the fiscal year 2006

Votes
Broker
For	Against	Abstain	Non-Votes
1,906,939	—	—	—

D. None

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 14, 2006	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

August 14, 2006	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer