Form 10-Q
period 2006-09-30
Tennessee Commerce Bancorp, Inc.
filed 2006-11-13
CIK 1323033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐                        No ☒

As of  November 8, 2006 there were 4,451,674 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

Table of Contents

Part I	Financial Information	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2006 and 2005 and for the Three Months Ended September 30, 2006 and 2005	4

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	26

Part II	Other Information	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

(dollars in thousands except share data)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from financial institutions	$9,669	$6,877
Federal funds sold	19,168	12,535
Cash and cash equivalents	28,837	19,412
Securities available for sale	48,909	31,992
Loans	490,778	348,586
Allowance for loan losses	(6,199)	(4,399)
Net loans	484,579	344,187

Premises and equipment, net	1,677	769
Accrued interest receivable	3,398	2,148
Restricted equity securities	623	383
Deferred tax asset	685	490
Other assets	5,856	4,659

Total assets	$574,564	$404,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$22,236	$33,372
Interest-bearing	492,107	334,333
Total deposits	514,343	367,705

Accrued interest payable	1,469	1,126
Long-term subordinated debt	8,248	8,248
Other liabilities	1,233	531
Total liabilities	525,293	377,610
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value. Authorized 10,000,000 shares at September 30, 2006 and 5,000,000 at December 31, 2005; Issued and outstanding 4,420,674 at September 30, 2006 and 3,238,674 December 31, 2005	2,210	1,619
Additional paid-in capital	40,338	21,401
Retained earnings	6,952	3,781
Accumulated other comprehensive loss	(229)	(371)
Total shareholders’ equity	49,271	26,430

Total liabilities and shareholders’ equity	$574,564	$404,040

Note: The balance sheet presented above at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

(dollars in thousands except share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$26,943	$15,827	$10,284	$6,075
Securities	1,529	649	586	243
Federal funds sold	286	118	130	55
Total interest income	28,758	16,594	11,000	6,373

Interest expense
Deposits	14,421	6,309	5,698	2,628
Other	513	289	176	139
Total interest expense	14,934	6,598	5,874	2,767

Net interest income	13,824	9,996	5,126	3,606

Provision for loan losses	3,150	2,800	1,150	1,000

Net interest income after provision for loan losses	10,674	7,196	3,976	2,606

Non-interest income
Service charges on deposit accounts	80	79	58	25
Mortgage banking	61	75	25	36
Gain on sale of loans	1,179	624	567	184
Other	(196)	6	(60)	(36)
Total non-interest income	1,124	784	590	209

Non-interest expense
Salaries and employee benefits	3,853	2,644	1,348	856
Occupancy and equipment	628	447	238	159
Data processing fees	507	337	177	111
Professional fees	514	275	133	113
Other	1,134	828	506	304
Total non-interest expense	6,636	4,531	2,402	1,543

Income before income taxes	5,162	3,449	2,164	1,272

Income tax expense	1,991	1,446	834	552

Net income	$3,171	$2,003	$1,330	$720

Earnings per share (EPS):
Basic EPS	$0.88	$0.62	$0.31	$0.22
Diluted EPS	0.81	0.57	0.29	0.21

Weighted average shares outstanding:
Basic	3,611,077	3,238,674	4,339,913	3,238,674
Diluted	3,928,473	3,485,719	4,662,978	3,497,201

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

(dollars in thousands except share data)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid-In	Earnings	Comprehensive	Shareholders’
	Stock	Capital	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2004	$1,619	$21,401	$714	$(134)	$23,600
Comprehensive income
Net income	—	—	2,003	—	2,003
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(91)	(91)
Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	3	3

Total comprehensive income	—	—	—	—	1,915

Balance at September 30, 2005	$1,619	$21,401	$2,717	$(222)	$25,515

Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430
Comprehensive income
Net income	—	—	3,171	—	3,171
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	142	142

Total comprehensive income					3,313

Issuance of 1,150,000 common shares	575	18,481	—	—	19,056
Exercise of stock options to purchase 32,000 common shares and related tax benefit	16	373	—	—	389
Stock based compensation expense	—	83	—	—	83

Balance at September 30, 2006	$2,210	$40,338	$6,952	$(229)	$49,271

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

(dollars in thousands except share data)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$3,171	$2,003
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	183	124
Deferred loan fees	40	(3)
Provision for loan losses	3,150	2,800
FHLB stock dividends	(23)	(11)
Stock-based compensation expense	83	—
Deferred Income Tax	(285)	—
Net amortization of investment securities	16	35
Gain on sales of securities	—	(4)
Change in:
Accrued interest payable	343	415
Accrued interest receivable	(1,250)	(656)
Other assets and liabilities	(495)	(1,183)
Net cash from operating activities	4,933	3,520

Cash flows from investing activities
Purchases of securities available for sale	(17,834)	(9,920)
Proceeds from sales of securities available for sale	—	1,489
Proceeds from maturities, prepayments and calls of securities available for sale	1,133	1,590
Investment in unconsolidated subsidiary	—	(248)
Net change in loans	(143,582)	(105,869)
Purchases of Federal Home Loan Bank Stock	(217)	(125)
Net purchases of premises and equipment	(1,091)	(293)
Net cash from investing activities	(161,591)	(113,376)

Cash flows from financing activities
Net change in deposits	146,638	99,618
Proceeds from long-term subordinated debt	—	8,248
Proceeds from issuance of common stock	19,056	—
Proceeds from exercise of common stock options	285	—
Excess tax benefit from option exercises	104	—
Net cash from financing activities	166,083	107,866

Net change in cash and cash equivalents	9,425	(1,990)

Cash and cash equivalents at beginning of period	19,412	10,420

Cash and cash equivalents at end of period	$28,837	$8,430

Supplemental cash flow information:
Cash paid during period for interest	$14,591	$6,182
Cash paid during period for income taxes	1,522	1,789

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

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

The unaudited consolidated financial statements as of September 30, 2006 and for the nine and three month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in our Form 10K.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Basic
Net income	$3,171	$2,003	$1,330	$720

Weighted average common shares outstanding	3,611,077	3,238,674	4,339,913	3,238,674

Basic earnings per common share	$0.88	$0.62	$0.31	$0.22

Diluted
Net income	$3,171	$2,003	$1,330	$720

Weighted average common shares outstanding for basic earnings per common share	3,611,077	3,238,674	4,339,913	3,238,674
Add: Dilutive effects of assumed exercises of stock options	317,396	247,045	323,065	258,527

Average shares and dilutive potential common shares	3,928,473	3,485,719	4,662,978	3,497,201

Diluted earnings per common share	$0.81	$0.57	$0.29	$0.21

No options were antidilutive.

Note 3 — Stock Compensation

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

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending September 30, 2006 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of September 30, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based expense recognized for the nine months ended September 30, 2006 was $82,816. The options vesting in that period were granted in 2003 and 2005. The 30,000 options granted in 2003, vested in February and had an estimated fair value of $1.65 per share. The options granted in 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26 respectively.

The impact on our results of operations (compensation and employee benefits expense) and earnings per share of recording stock-based compensation in accordance with SFAS No. 123(R) (related to stock option awards) for the nine-month period ended September 30, 2006 was as follows:

Stock-based compensation expense	$82,816
Deferred income tax benefit	(31,710)
Impact of stock-based compensation expense after deferred income tax benefit	$51,106
Impact on earnings per share:
Basic — 3,611,077 weighted average shares outstanding	$0.014
Fully diluted — 3,928,473 weighted average shares outstanding	$0.013

A summary of the activity in the stock option plan is as follows :

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2005	937,842	$8.85
Granted	—	—
Exercised	(32,000)	8.44
Forfeited or expired	(3,750)	16.00
Outstanding at September 30, 2006	902,092	$8.84	5.9	$11,964
Outstanding and expected to vest at September 30, 2006	902,092	$8.84	5.9	$11,964
Options exercisable at September 30, 2006	902,092	$8.84	5.9	$11,964

(1)            The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our stock of $22.10 per common share for the 902,092 options that were in-the-money at September 30, 2006.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of grant date shown below. No options were granted during the nine months ending September 30, 2006. The options granted in 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26 respectively.

	2005	2004	2003

Risk-free interest rate	3.96%	3.23%	3.82%
Expected option life	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair value of options granted during the year was $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in 2006.

Note 4 — Trust Preferred Securities

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

Note 5 — Stock issuance

On July 3, 2006 and on July 28, 2006, we issued 1,000,000 and 150,000 shares respectively of our common stock. After the issuance, there were 4,390,674 shares of common stock outstanding.

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

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the bank holding company for Tennessee Commerce Bank.  Organized in January 2000, Tennessee Commerce Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, fifteen miles south of Nashville.  Franklin is in Williamson County, one of the most rapidly growing counties in the nation. According to the U.S. Census Bureau, Williamson County ranked 59th out of the top 100 fastest growing counties in the nation from July 2004 to July 2005. We also operate a loan production office in Birmingham, Alabama, which we opened in February 2006 and which is staffed with one senior lending officer.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks and at September 30, 2006 we had an earning asset ratio of 96.54%.

The business bank model is also highly efficient.  We target the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a smaller, more highly-trained staff.  Management targets an average assets per employee ratio of $7.5 million, compared to the average ratio of approximately $3.5 million assets per employee for middle Tennessee banks at the end of the second quarter 2006. At September 30, 2006, assets per employee were $11.7 million.

In addition to our Williamson County and Nashville MSA focus, we have also developed an expertise in indirect lending that allows us to access a national market. The transactions are fixed rate monthly installment loans originated through a third party equipment vendor or financial services company. Our national market lending is divided into two programs based on loan size. In the first program, through an established network of vendors and financial service companies, we have opportunities to finance business asset secured loan transactions for national middle-market and investment grade companies. In the second program, a different network of vendors and financial service companies located in Tennessee, Alabama, Georgia, California and Michigan partner with us in financing smaller transactions (generally $125,000 or less per transaction). Both national market programs provide geographic and collateral diversity for the portfolio.

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

Overview of Operating Results for the Three  and Nine Months ended September 30, 2006 and September 30, 2005 and Financial Condition at September 30, 2006 and December 31, 2005.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005 reflected a 84.72% increase in net income and a 38.10% increase in diluted earnings per share. The increase in earnings resulted primarily from a 42.15% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense. For the nine months ended September 30, 2006, net income was $3,171, an increase of $1,168 or 58.31% compared to net income of $2,003 for the same period in 2005. Diluted earnings per share increased $0.24 per share or 42.11% for the nine months ended September 30, 2006 compared to the same period in 2005. The nine months ended September 30, 2006, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $170,524 or 42.20% from $404,040 at December 31, 2005 to $574,564 at September 30, 2006. Net loans increased by 40.79% or $140,392 from December 31, 2005 to September 30, 2006, while total deposits increased by 39.88% or $146,638 during that same period.

Comparison of Operating Results for the Three Months ended September 30, 2006 and September 30, 2005

Net Income - Net income for the quarter ended September 30, 2006 was $1,330 an increase of $610 or 84.72%, compared to the net income of $720 for the quarter ended September 30, 2005.  The increase is attributable to a 42.15% increase in net interest income from $3,606 for the quarter ended September 30, 2005 to $5,126 for the same period in 2006. The increase of $1,520 in net interest income was the result of our overall growth, including a 53.15% increase in net loan balances at September 30, 2006 compared to the same date in 2005. This increase in net interest income was partially offset by increased non-interest expense. Non-interest expense increased by 55.67% to $2,402 for the three month period ended September 30, 2006 compared to $1,543 for the same period in 2005. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Three Months Ended September 30,
	2006	2005	% Change

Interest income	$11,000	$6,373	72.60%
Interest expense	5,874	2,767	112.29
Net interest income	5,126	3,606	42.15
Provision for loan losses	1,150	1,000	15.00
Net interest after provision for loan losses	3,976	2,606	52.57
Non-interest income	590	209	182.30
Non-interest expense	2,402	1,543	55.67
Net income before taxes	2,164	1,272	70.13
Income tax expense	834	552	51.09
Net income	$1,330	$720	84.72%

Net Interest Income - Net interest income for the quarter ended September 30, 2006 was $5,126 compared to $3,606 for the same period in 2005, a gain of $1,520 or 42.15%.  The increase of $1,520 in net interest income was the result of our overall growth, including a 53.15% increase in net loan balances at September 30, 2006 compared to the same date in 2005.

Provision for Loan Losses - The provision for loan losses for the three months ended September 30, 2006 was $1,150, an  increase of $150, or 15.00%, above the provision of $1,000 expensed in the same period in 2005.  This increase was primarily due to the increase in loan volume. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At September 30, 2006, the loan loss reserve of $6,199 was 1.26% of gross loans of $490,778.

Non-interest Income - Non-interest income increased by 182.30% or $381, from $209 in the quarter ended September 30, 2005 to $590 for the same period in 2006. The increase was primarily due to gain on loan sales.  The gain on loan sales was $567 and $184 for the three month periods ended September 30, 2006 and 2005 respectively.

Non-interest Expense - Non-interest expense for the three months ended September 30, 2006 was $2,402, an increase of $859 or 55.67%, over the $1,543 expensed in the same period in 2005.  Approximately 57.28% of the increase was due to the addition of 9 new employees during the period between the two quarter end dates. At September 30, 2006, the Corporation had 49 full time employees.

Comparison of Operating Results for the Nine Months ended September 30, 2006 and September 30, 2005

Net Income - Net income for the nine months ended September 30, 2006 was $3,171 an increase of $1,168 or 58.31%, compared to the net income of $2,003 for the nine months ended September 30, 2005.  The increase is attributable to a 38.30% increase in net interest income from $9,996 for the three quarters ended September 30, 2005 to $13,824 for the same period in 2006. The increase of $3,828 in net interest income was the result of our overall growth, including a 54.93% increase in average net loan balances at September 30, 2006 compared to the same date in 2005. This positive effect was partially offset by an 12.50% increase in the provision for loan losses, from $2,800 during the three quarters ended September 30, 2005 to $3,150 for the same period in 2006. Also, non-interest expense increased by 46.46% to $6,636 for the nine month period ended September 30, 2006 compared to $4,531 for the same period in 2005. The increase in the provision for loan losses was primarily the result of funding the allowance for loan losses to match the significant loan growth. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005	% Increase

Interest income	$28,758	$16,594	73.30%
Interest expense	14,934	6,598	126.34
Net interest income	13,824	9,996	38.30
Provision for loan losses	3,150	2,800	12.50
Net interest after provision for loan losses	10,674	7,196	48.33
Non-interest income	1,124	784	43.37
Non-interest expense	6,636	4,531	46.46
Net income before taxes	5,162	3,449	49.67
Income tax expense	1,991	1,446	37.69
Net income	$3,171	$2,003	58.31%

Net Interest Income - Net interest income for the three quarters ended September 30, 2006 was $13,824 compared to $9,996 for the same period in 2005, an increase of $3,828 or 38.30%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the nine months ended September 30 increased by 54.93% or $143,537 from $261,319 for that period in 2005 to $404,856 for the same period in 2006. Loan growth was matched by an increase in average interest bearing deposits from $249,034 for the nine months ended September 30, 2005 to $404,338 for the same period in 2006 — an increase of $155,304 or 62.36%.

Net Interest Margin - The net interest margin decreased from 4.63% for the three quarters ended September 30, 2005 to 4.05% for the same period in 2006 due to an increase in the cost of funds which offset an increase in the yield on earning assets.  Interest income increased by $12,164 or 73.30%, from $16,594 during the three quarters ended September 30, 2005 to $28,758 during the same period in 2006. The increase was primarily due to increased volume.  Average earning assets increased from $288,151 in the nine months ended September 30, 2005 to $455,567 in the same period in 2006, an increase of $167,416 or 58.10%.  The increase in earning assets was primarily due to loan growth. Average loan balances increased by $143,537 or 54.93%.  The average yield on earning assets increased from 7.69% in the three quarters ended September 30, 2005 to 8.42% in the same period in 2006. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to increases in short term interest rates by the Federal Reserve Open Market Committee, or FOMC. Between September 30, 2005 and September 30, 2006, the FOMC raised the federal funds rate by 150 basis points.

Interest expense increased from $6,598 in the three quarters ended September 30, 2005, to $14,934 in the three quarters ended September 30, 2006. The $8,336 or 126.34%, increase in expense was due to increases in the volume of deposits as well as rate increases. Average interest earning liabilities increased by $159,667 or 62.62%.  The cost of funds increased from 3.46% in the nine months ended September 30, 2005 to 4.82% in the same three quarters in 2006, an increase of 136 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2006 and 2005. The table is presented on a tax equivalent basis if applicable.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$41,363	$1,529	4.83%	$21,244	$657	4.08%
Loans (2) (3)	404,856	26,943	8.90%	261,319	15,827	8.10%
Federal funds sold	9,348	286	4.09%	5,588	110	2.63%
Total interest earning assets	455,567	28,758	8.42%	288,151	16,594	7.69%

Non-interest earning assets
Cash and due from banks	3,787			3,994
Net fixed assets and equipment	974			715
Accrued interest and other assets	8,965			3,944

Total assets	$469,293			$296,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$404,338	$14,421	4.77%	$249,034	$6,309	3.39%
Federal funds purchased	1,324	55	5.55%	394	12	4.07%
Subordinated debt	8,992	458	6.81%	5,559	277	6.66%
Total interest bearing liabilities	414,654	14,934	4.82%	254,987	6,598	3.46%

Non-interest bearing liabilities
Non-interest bearing demand deposits	18,499			15,881
Other liabilities	2,616			1,432
Shareholders’ equity	33,524			24,504

Total liabilities and shareholders’ equity	$469,293			$296,804

Net Interest Spread	3.60%			4.23%

Net Interest Margin	4.05%			4.63%

(1)             Unrealized loss of $928 and $307 is excluded from yield calculation for the three quarters ended September 30, 2006 and 2005, respectively.

(2)             Non-accrual loans are included in average loan balances and loan fees of $1,917 and $1,212 are included in interest income for the three quarters ended September 30, 2006 and 2005 respectively.

(3)             Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the nine month periods ended September 30, 2006 and 2005 and identifies the impact of changes in volume and the changes in rate.

	September 30, 2006 change from September 30, 2005 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$9,421	$1,695	$11,116
Securities — taxable (1)	709	163	872
Federal funds sold	97	79	176
Total interest income	10,227	1,937	12,164

Interest expense
Deposits (other than demand)	4,905	3,207	8,112
Federal funds purchased	37	6	43
Subordinated debt	175	6	181
Total interest expense	5,117	3,219	8,336

Net interest income	$5,110	$(1,282)	$3,828

(1)             Unrealized loss of $928 and $307 is excluded from yield calculation for the nine months ended September 30, 2006 and 2005 respectively.

Provision for Loan Losses - The provision for loan losses for the nine months ended September 30, 2006 was $3,150, an increase of $350, or 12.50%, above the provision of $2,800 expensed in the same period in 2005.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At September 30, 2006, the loan loss reserve of $6,199 was 1.26% of gross loans of $490,778.

Non-interest Income - We earned $61 in mortgage origination fees during the three quarters ended September 30, 2006 compared to $75 earned in 2005, a decrease of $14 or 18.67%.  No gain or loss was recognized on the sale of securities in the three quarters ended September 30, 2006 compared with a gain of $4 for the same period in 2005.

The Bank earned $1,179 on loan sale transactions in the three quarters ended September 30, 2006, a 88.94% increase compared to $624 during the same period in 2005. This increase was primarily due to demand from purchasers. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the nine months ended September 30, 2006, was $6,636, an increase of $2,105 or 46.46%, over the $4,531 expensed in the same period in 2005.  Approximately 57.43% of the increase was due to the addition of 9 new employees during the period between the two quarter end dates. At September 30, 2006, we had 49 full time employees. Assets per employee were $8.9 million at September 30, 2005 and $11.7 million at September 30, 2006. Management targets $7.5 million per full time employee as a measure of staffing efficiency.

Our efficiency ratio for the nine months ending September 30, 2006 and 2005 was 44.39% and 42.03% respectively. Although it increased 5.61%, it is below the 45% that management targets as another measure of efficiency.

Efficiency Ratio

(dollars in thousands )

	Nine Months Ended September 30,
	2006	2005
Non-interest expense	$6,636	$4,531

Net interest income	13,824	9,996
Non-interest income	1,124	784
Total Revenues	$14,948	$10,780

Efficiency Ratio	44.39%	42.03%

Income Taxes - Our effective tax rate for the nine months ended September 30, 2006 was 38.57% compared to 41.93% for the nine months ended September 30, 2005. Management anticipates that tax rates in future periods will approximate the rates paid in 2006.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets - Total assets at September 30, 2006 were $574,564, an increase of $170,524, or 42.20%, over total assets of $404,040 at December 31, 2005. Loan growth was the primary reason for the increase.  September 30, 2006 net loans were $484,579, up $140,392, or 40.79% over the December 31, 2005 total net loans of $344,187. The cash and cash equivalents balance increased by $9,425 between December 31, 2005 and September 30, 2006 primarily as a result of our stock offering closed in July 2006.

Our business bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  We maintain a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at September 30, 2006, were $554,677, or 96.54% of total assets of $574,564.  Earning assets at December 31, 2005, were $388,714, or 96.21% of total assets of $404,040.

Loans - We had total net loans of $484.6 million at September 30, 2006. The following table sets forth the composition of our loan portfolio at September 30, 2006 and December 31, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005
Real estate
Construction	$64,397	$38,279
1 to 4 family residential	21,846	18,358
Other	64,120	50,371
Commercial, financial and agricultural	329,798	233,948
Consumer	3,557	3,149
Other	7,060	4,481

Total loans	490,778	348,586
Less: allowance for loan losses	(6,199)	(4,399)

Net loans	$484,579	$344,187

Composition of loan portfolio by type

	September 30, 2006	December 31, 2005
Real estate:
Construction	13.12%	10.98%
1 to 4 family residential	4.45%	5.27%
Other	13.07%	14.45%
Commercial, financial and agricultural	67.20%	67.11%
Consumer	0.72%	0.90%
Other	1.44%	1.29%

Total	100%	100%

The following table sets forth the composition of our loan portfolio by source at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
(dollars in thousands)	Amount	%	Amount	%

Direct funding	$311,996	63.57%	$200,333	57.47%
Indirect funding
Large	70,252	14.32%	61,693	17.70%
Small	108,530	22.11%	86,560	24.83%
Total	$490,778	100.00%	$348,586	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at September 30, 2006 and December 31, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005
Non-accrual loans
Number	51	46
Amount	$2,808	$2,928

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	9	9
Amount	$324	$352

Loans defined as “troubled debt restructurings”
Number	3	3
Amount	$1,119	$1,144

As of September 30, 2006 and December 31, 2005, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.33% for the nine months ended September 30, 2006 and 0.55% for the nine months ended September 30, 2005. The ALL as a percentage of the outstanding loans at the end of the period was 1.26% at September 30, 2006 and 1.30% at September 30, 2005.

An analysis of our loss experience is furnished in the following table for the nine months ended September 30, 2006 and the same period ended September 30, 2005:

(dollars in thousands)	September 30, 2006	September 30, 2005
Allowance for loan losses at beginning of period	$4,399	$2,841
Charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	1,580	1,709
Consumer	10	15
Total Charge-offs	1,590	1,724

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	1
Other	—	—
Commercial, financial and agricultural	219	234
Consumer	21	23
Total Recoveries	240	258

Net Charge-offs	1,350	1,466

Provision for loans charged to expense	3,150	2,800
Allowance for loan losses at end of period	$6,199	$4,175

	September 30, 2006	September 30, 2005
Net charge-offs as a percentage of average total loans outstanding during the period	0.33%	0.55%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.26%	1.30%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at September 30, 2006 was $48,909 compared to $31,992 at December 31, 2005.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 8.51% of total assets at September 30, 2006 and 7.92% of total assets at December 31, 2005.

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

Total deposits at September 30, 2006 were $514,343, up $146,638 or 39.88% over the December 31, 2005, total deposits of $367,705. Total average deposits during the three quarters ending September 30, 2006, were $422,837, an increase of $157,922, or 59.61% over the total average deposits of $264,915 during the three quarters ending September 30, 2005. Average non-interest bearing deposits increased by $2,618, or 16.49%, from $15,881 in the nine months ending September 30, 2005, to $18,499 in the nine months ending September 30, 2006. Average deposit balances for the nine months ended September 30, 2006 and 2005 and the average rates paid on those balances are shown below.

Deposits

	Nine Months Ended September 30,
	2006		2005
(dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits
Non-interest-bearing demand deposits	$18,499	—	$15,881	—
Interest-bearing demand deposits	5,192	3.60%	2,519	1.42%
Money market accounts	62,904	5.18%	35,340	3.57%
Savings accounts	13,795	2.66%	24,018	2.60%
IRA accounts	4,788	4.82%	1,535	4.07%
Purchased time deposits	179,413	4.65%	144,868	3.39%
Time deposits	138,246	4.98%	40,754	3.76%
Total deposits	$422,837		$264,915

(1)             Rate is annualized

Short-Term Debt - In May and June 2006, we borrowed $2,000 and $3,000 respectively on a $5,000 line of credit with First Tennessee Bank, National Association. The balance owed at June 30, 2006 of $5,000 was repaid on July 19, 2006. This line of credit expired on September 30, 2006.

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

Off-balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At September 30, 2006, we had unfunded loan commitments outstanding of $76 million and standby letters of credit of $5.9 million. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

Capital Adequacy - Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds, or a combination of those activities. In 2004, we issued equity securities increasing capital by $8.5 million.  In March 2005, our subsidiary Trust I issued $8 million in Trust Preferred Securities that meet the capital guidelines to be classified as Tier I capital as explained below. On July 3, 2006, and July 28, 2006, we issued 1,000,000 shares and 150,000 shares respectively of our common stock in order to raise $19.1 million in capital in 2006.

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

At September 30, 2006 and December 31, 2005, the Bank’s and the Corporation’s risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum to
	September 30,	December 31,	for capital	be considered
	2006	2005	adequacy	well-capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	9.67%	9.08%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	10.99%	9.33%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.84%	9.30%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	11.19%	9.56%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	11.05%	10.51%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	12.40%	10.77%	8.00%	n/a

On September 30, 2006 and December 31, 2005, both the Bank and the Corporation exceeded the regulatory minimum capital requirements to be considered well-capitalized.

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

The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than “one”, the dollar value of assets exceeds the dollar value of liabilities, and the balance sheet is “asset sensitive”. Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive”. Our internal policy requires management to maintain the gap within a range of 0.75 to 1.25.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at September 30, 2006. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$19,168	$—	$—	$—	$—	$19,168
Interest bearing deposits in banks			2,021			2,021

Securities
U.S. government agencies	—	—	497	12,557	28,793	41,847
Mortgage-backed securities	—	789	2,402	2,842	1,029	7,062
Total securities		789	2,899	15,399	29,822	48,909

Total loans	141,781	52,680	132,377	155,460	8,481	490,779

Total Interest Earning Assets	160,949	53,469	137,297	170,859	38,303	560,877

Other Assets	—	—	—	—	13,687	13,687

Total Assets	$160,949	$53,469	$137,297	$170,859	$51,990	$574,564

Interest Bearing Liabilities
Deposits
Interest checking	$4,381	$—	$—	$—	$—	$4,381
Money market and savings	80,137	—	—	26,712	—	106,849
Time deposits	—	58,054	226,446	96,377	—	380,877
Total deposits	84,518	58,054	226,446	123,089	—	492,107

Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	84,518	58,054	226,446	123,089	8,248	500,355

Other Liabilities	—	—	—	—	24,938	24,938

Shareholders’ Equity	—	—	—	—	49,271	49,271

Total Liabilities and Shareholders’ Equity	$84,518	$58,054	$226,446	$123,089	$82,457	$574,564

Rate Sensitive Gap by period	$76,431	$(4,585)	$(89,149)	$47,770	$30,055
Cumulative Gap		$71,846	$(17,303)	$30,467	$60,522

Cumulative Gap as a percent of Total Assets		12.50%	-3.01%	5.30%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	1.90	1.50	0.95	1.06	1.12

From September 30, 2005 to September 30, 2006, the Federal Reserve Open Market Committee has raised interest rates by 150 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At September 30, 2006, our one year GAP was .95.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet. The rate shock test measures the impact on the net interest margin of an immediate shift in interest rates in either direction. Although this test is a static model that provides information only at a certain point in time, it is useful in assessing the impact of an unanticipated movement in interest rates. As shown below, the net interest dollar amount decrease assuming a 300 basis point drop in interest rates is 0.18% of the average assets for 2006.

The chart below identifies the net interest margin impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Interest Income and Expense Under Rate Shock
At September 30, 2006
(dollars in thousands)

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Interest Income	$20,807	$21,250	$21,664	$22,026	$22,288	$22,504	$22,697
Actual dollar risk	(1,219)	(776)	(362)	—	262	478	671
Percent of risk	5.53%	3.52%	1.64%	—	1.19%	2.17%	3.05%
Percent of average assets	0.18%	0.12%	0.05%	—	0.04%	0.07%	0.10%

The chart below identifies the net income impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Net Income Under Rate Shock
At September 30, 2006
(dollars in thousands)

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp
Net Income	$5,339	$5,612	$5,867	$6,091	$6,252	$6,386	$6,505
Actual dollar risk	(752)	(479)	(224)	—	161	295	414
Percent of risk	12.35%	7.86%	3.68%	—	2.64%	4.84%	6.80%
Percent of average assets	0.11%	0.07%	0.03%	—	0.02%	0.04%	0.06%

As shown above, net interest income and net income should benefit from an increase in market interest rates. The model simulates activity so that maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. In a rising rate environment, early withdrawal and repricing levels may increase. Because the balance sheet is essentially asset neutral as shown by the one year GAP ratio of .95, the net effect of the early withdrawals of the liabilities and the repricing of the assets will only be a small increase in net interest income and net income.

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

Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have supported our continued growth through the issuance of trust preferred securities from an affiliated special purpose trust and accompanying subordinated debentures. At September 30, 2006, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $8.2 million. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years (from the date of issuance) during which time we may not pay dividends on our common stock.

Our ability to declare and pay dividends on our common stock is limited by law and we may be unable to pay future dividends.

We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions, or TDFI. The Federal Reserve Board may also impose restrictions on our ability to pay dividends on our common stock. In addition, we must make payments on the subordinated debentures before any dividends can be paid on our common stock, and we may not pay dividends while we are deferring interest payments on our trust preferred securities and the related subordinated debentures. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   None

(b)

On June 27, 2006, the Corporation’s Registration Statement on Form S-1 (File No. 333-133539) was declared effective by the SEC. Pursuant to the Registration Statement, the Corporation registered 1,150,000 shares of its common stock at a price of $18.00 per share. On July 3, 2006, the Corporation received $16,920,000 of net proceeds from the sale of 1,000,000 shares of its common stock in connection with its public offering, and on July 28, the Corporation received $2,538,000 of net proceeds from the sale of 150,000 additional shares of its common stock issued in connection with the underwriters’ over-allotment option. As of July 28, 2006, all 1,150,000 shares offered under the Registration Statement had been fully subscribed. FTN Midwest Securities Corp. and Sterne, Agee & Leach, Inc. were the managing underwriters for the offering. The total expenses incurred for the Corporation’s account in connection with the issuance and distribution of the securities were $431,000. These expenses were not direct or indirect payments to directors, officers, general partners of the Corporation or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Corporation or to affiliates of the Corporation. The net offering proceeds to the Corporation after deducting the total expenses were $19,027,000. These net proceeds were used to repay the $5,000,000 outstanding balance on our revolving line of credit, to fund the continued expansion of our franchise and for general corporate purposes in accordance with the Corporation’s Registration Statement on Form S-1 as amended.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

(a)   None

(b)   None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

(a)   None

(b)   None

ITEM 6: EXHIBITS

Exhibit No.	Description

2.1*	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.

2.2*	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.

3.1*	Charter of Tennessee Commerce Bancorp, Inc.

3.2*	Bylaws of Tennessee Commerce Bancorp, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form 10 as filed with the Securities Exchange Commission on April 29, 2005 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

November 13, 2006	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

November 13, 2006	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer