Form 10-K
period 2006-12-31
Tennessee Commerce Bancorp, Inc.
filed 2007-04-02
CIK 1323033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number 000-51281

Tennessee Commerce Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1815881
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

381 Mallory Station Road, Suite 207, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (615) 599-2274

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.50 par value per share	NASDAQ Global Market
(Title of each class)	(Name of each exchange of
which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.50 par value per share
(Title of each class)

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

(Check one): Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2006 was $45.4 million, based upon the average sale price on that date.

As of March 22, 2007, there were 4,495,024 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of shareholders to be held on June 8, 2007, which will be filed with the Commission no later than April 30, 2007 (the Proxy Statement). Certain Part II information required by Form 10-K is incorporated by reference to the registrant’s Annual Report to Shareholders, but the Annual Report to Shareholders shall not be deemed filed with the Commission.

i

PART I

ITEM 1.                                                     BUSINESS

General

Tennessee Commerce Bancorp, Inc. (the “Corporation” or “we” or “us”) is a one bank holding company formed as a Tennessee corporation to own the shares of Tennessee Commerce Bank (the”Bank”). The Bank commenced operations January 14, 2000, and is a full service financial institution located in Franklin, Tennessee, fifteen miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation and the Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at December 31, 2006, of $624 million. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The Business Bank strategy emphasizes banking services for small to medium sized businesses, entrepreneurs, and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank.  This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

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

The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions.   The Business Bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain Earning Assets at a higher level than peer institutions.  Management targets a minimum Earning Asset Ratio of 97% compared to the average of 90 to 92% for all FDIC insured banks. Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans.  Management targets a loan mix of 60% commercial loans and 40% real estate.  At December 31, 2006, the composition of the $546 million loan portfolio was 64.89% commercial, 33.24% secured by real estate (both commercial and consumer), and .60% in consumer and credit card loans.

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

In addition to lending in the local marketplace, the Bank generates assets in the national market by providing collateral-based loans to business borrowers located in other states through two types of indirect funding programs. In both programs, the transactions are originated by a third party, such as an equipment vendor or financial services company, who provides the Bank with a borrower’s financial information and arranges for a borrower’s execution of loan documentation. The Bank funds these transactions earning strong yields and has no servicing expense or residual risk in any transaction originated by these financial service companies and vendors. The Bank has management and personnel who are experienced in this type of transaction and are able to evaluate and partner effectively with the companies who originate these transactions. All indirect funding is secured by the business asset financed, and is subject to the Bank’s minimum credit score and documentation standards.  These national market transactions provide geographic and collateral diversity for the portfolio and represent approximately 37.08% of the total loan portfolio at December 31, 2006.

The two national market funding programs fund different size loans through two different networks. In the first type, the Bank uses an established network of financial service companies and vendor partners that provide the Bank funding opportunities to national middle-market and investment grade companies. At December 31, 2006, the average size of this type of loan in the loan portfolio was $237,000 and earned an average yield of 7.37%. Funding under this program represents approximately 16.24% of the $546 million total loan portfolio.  In the second program, the Bank partners with a second network of financial service companies and vendors located in Tennessee, Alabama, Georgia, California and Michigan. This program is for smaller transactions. These loans that finance business assets are less than $125,000 at origination. Management has installed a standardized credit approval process which delivers quick responsive service. At December 31, 2006, the average size of this type of loan in the loan portfolio was $40,000, and the average yield on these loans was 9.77%. Funding under this program represents approximately 20.85% of the $546 million total loan portfolio.

Management believes the Business Bank model is highly efficient.  The Bank targets the non-retail sector of the commercial market which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of certain administrative functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff.  Management targets an average asset per employee ratio of $7.5 million compared to the average of less than $3.5 million in assets per employee for Tennessee state chartered banks at the end of June 2006. The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations.  Management targets an operating efficiency ratio (total operating expense divided by total revenue) of 40% to 45%.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

We were incorporated on March 22, 2000, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act.  The share exchange was completed on May 31, 2000.  The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Our offices are the same as the principal office of the Bank.  On March 29, 2005, we formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I, (the “Trust I”). The Bank and the Trust I are our only subsidiaries. At this time, we have no plans to conduct any business apart from the activities of the Bank. The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is headquartered in Franklin, Tennessee.

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

The Bank’s primary market area is Davidson County and Williamson County in Tennessee.  In Davidson County, as of June 30, 2006, there were 26 banks and no savings and loan institutions, with at least 193 offices actively engaged in banking activities, including 10 major state-wide financial institutions.  Total deposits held by banks in Davidson County as of June 30, 2006, were approximately $15.8 billion.  In Williamson County, as of June 30, 2006, there were 24 banks and 2 savings and loan institutions, with at least 83 offices actively engaged in banking activities, including 9 major state-wide financial institutions.  Total deposits held by banks and savings and loan associations in Williamson County as of June 30, 2006, were approximately $4.3 billion.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Demographic information published by SNL Financial, shows a total estimated population of 159,022 for Williamson County in 2006. That is a 25.57% increase from 126,638 in 2000. The estimated number of households in the county in 2006 is 56,994 up from 44,725 in 2000, averaging 2.79 persons per household. In 2006, the median household income was $88,410, while per capita income was $44,023.  At the end of 2006, the unemployment rate was 2.6%.

Demographic information published by SNL Financial shows an estimated population of 596,829 for Davidson County in 2006. That is a 4.73% increase over the population of 569,891 in 2000. The estimated number of households in the county in 2006 is 250,628 averaging 2.38 persons per household. In 2006, the median household income was $50,420, while per capita income was $29,695.  At the end of 2006, the unemployment rate was 3.6%.

Employees

At December 31, 2006, the Bank employed 50 persons on a full-time basis. The Bank’s employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and are registered with the Federal Reserve Board. Our banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective holding companies and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases.  Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to us and all such nonbanking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, we are required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of us at its discretion.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC - either as a result of default of our banking or thrift subsidiary or related to FDIC assistance provided to a subsidiary in danger of default — our other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Capital Guidelines

The Federal Reserve Board has risk based capital guidelines for bank holding companies and member banks.  Under the guidelines, the minimum ratio of capital to risk weighted assets (including certain off balance sheet items, such as standby letters of credit) is 8%.  To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10%.  At December 31, 2006, we were sufficiently capitalized to be considered “well capitalized”.

At least half of the total capital is to be comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I capital”).  The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I capital, and a limited amount of loan loss reserves (“Tier II capital”).  The Bank is subject to similar capital requirements adopted by the FDIC.  In addition, the Federal Reserve Board and the FDIC have adopted a minimum leverage ratio (Tier I capital to total assets) of 3%.  Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%.  State regulatory authorities and the FDIC encourage most community banks to maintain a leverage ratio of 6.5% to 7.0%. The Bank’s leverage ratio at December 31, 2006, was 8.78%.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

Because our common stock is registered with the SEC, we are subject to the requirements of this legislation.  At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that we will incur additional expense as a result of the act but does not expect that the our compliance will have a material impact on our business. To the extent that we have already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with our existing personnel.

We file periodic reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding us that we file electronically with the SEC.  This information may be found at www.sec.gov and a link to the same information may be found on the Bank’s website at www.tncommercebank.com under the Investor Relations heading.

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

General

The Bank, as a Tennessee state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner of the TDFI (“Commissioner”) and the FDIC.  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of December 31, 2006, the Bank is not the subject of any such action by the FDIC or the Commissioner.

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

Management of the Bank believes that at December 31, 2006, the Bank was well capitalized under the criteria discussed above.

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

Various other legislation, including proposals to revise the bank regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress.  The TDFI and FDIC will examine the Bank periodically for compliance with various regulatory requirements.  Such examinations, however, are for the protection of the Deposit Insurance Fund (“DIF”) and for depositors, and not for the protection of investors and shareholders.

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

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of December 31, 2006, the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

FDIC Insurance Premiums

The Bank is required to pay semiannual FDIC deposit insurance assessments to the Deposit Insurance Fund (“DIF”).  The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Beginning in 2007, rates will range between $.05 and $.43 per $100 in assessable deposits.  Any change in these rates and the category of risk into which the Bank will fall could have an adverse effect on the Bank’s earnings.

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

The maintenance of an adequate loan loss reserve is one of the fundamental concepts of risk management for every financial institution.  Management is responsible for ensuring that controls are in place to constantly monitor the adequacy of the loan loss reserve in accordance with generally accepted accounting principles (GAAP), the Bank’s stated policies and procedures, and regulatory guidance.  Quantification of the level of reserve which is prudently conservative, but not excessive, involves a high degree of judgment.

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

It is management’s intent to maintain a loan loss reserve which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.89%, 0.76% and 0.41% for the years 2004, 2005 and 2006.  The year end loan loss reserve as a percentage of end of period loans was 1.31%, 1.26% and 1.28% for the same years.  Due to the commercial emphasis of the bank’s operation, management has kept a reserve level in excess of historical results.

The provision for loan losses in 2006 was $4,350,000, an increase of $650,000 over the $3,700,000 provision in 2005.  In 2006, expense reflects the impact of $2,037,000 in charge-offs during the year and the incremental provision required as a result of the $197 million increase in loan volume.

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

We and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for us and the Bank for 2006 and 2005 are set forth below:

	Capital Level Meeting
	Regulatory Definition of	Corporation		Bank
	“Well Capitalized”	2006	2005	2006	2005
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	10.45	9.56	9.23	9.30

Total Risk-Based Ratio	10.00	11.68	10.77	10.45	10.51

Leverage Ratio	5.00	9.94	9.33	8.78	9.08

Based solely on our analysis of federal banking regulatory categories, it appears on December 31, 2006 that we and the Bank fall within the “well capitalized” categories under the regulations.

1A.                             RISK FACTORS

Risks Related to Our Business

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if our business strategies are not effectively executed.

We intend to continue pursuing a growth strategy for our business through organic growth of the loan portfolio. Our prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial service companies in rapid growth stages, which include the risks associated with the following:

•                  maintaining loan quality;

•                  maintaining adequate management personnel and information systems to oversee such growth;

•                  maintaining adequate control and compliance functions; and

•                  securing capital and liquidity needed to support our anticipated growth.

Operating Results. There is no assurance that we will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth will cause growth in overhead expenses as we routinely add staff. Our historical results may not be indicative of future results.

Regulatory and Economic Factors. We may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments, and changes in prevailing economic conditions or other unanticipated events may prevent our execution of certain business strategies or adversely affect us.

Failure to successfully address the issues identified above could have a material adverse effect on our business, future prospects, financial condition or results of operations.

We could sustain losses if our asset quality declines.

Our earnings are affected by our ability to properly originate, underwrite and service loans.  We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.  Problems with asset quality could cause our interest income and net interest margin to decrease and our provision for loan losses to increase, which could adversely affect our results of operations and financial condition.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

National market funding outside of the Nashville MSA has different risks.

Approximately 37.08% of our loan portfolio is composed of national market funding loans to non-Middle Tennessee businesses referred to us by a small network of equipment vendors and financial service companies. These loans account for approximately 32.04% and 45.22%, respectively, of the increase in total loans at December 31, 2006 and 2005, over the prior year. This lending causes us to have somewhat different risks than those typical for community banks generally. Our loan portfolio is more geographically diverse, and as a result the loan collateral is also more widely dispersed geographically. This may result in longer time periods to locate collateral and higher costs to dispose of collateral in the event that the collateral is used to satisfy the loan obligation. This part of our portfolio also provides geographic risk diversification by reducing the adverse impact of a regional downturn in the economy.

Our ability to continue to engage in and grow our national market funding programs depends on stable business relationships.

Our ability to continue to grow the national market funding portion of our portfolio is dependent upon our retaining those members of our senior management and those loan officers who have experience and relationships with those equipment vendors and financial services companies who originate the underlying lease transactions. In the event that any of these members of senior management, particularly President Mike Sapp, were to terminate his or her employment with us, or in the event that our relationships with any of these vendor/brokers were to be discontinued, our ability to continue to increase our national market funding portfolio could be adversely affected.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary source of our funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While our management believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in our markets from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Nashville MSA and elsewhere.  We not only compete with these companies in the Nashville MSA, but also in the regional and national market in which we engage in our indirect funding programs.

Additionally, in the Nashville MSA, we face competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract our customers, and may attempt to hire our management and employees.

We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base in the Nashville MSA from other existing financial institutions and from new residents.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in the Nashville MSA and regionally and nationally with respect to our indirect funding programs.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and new businesses in the Nashville MSA and our other market areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Changes in interest rates could adversely affect our results of operations and financial condition.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.  Accordingly, changes in interest rates could decrease our net interest income.  Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affects our earnings.

Changes in monetary policy could adversely affect operating results.

Like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities.  A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations.  This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, adverse effect on the operating results of financial institutions.  Borrowings by the United States government to finance the government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions.

We rely heavily on the services of key personnel.

We depend substantially on the strategies and management services of our executive officers, Arthur F. Helf, Chairman and Chief Executive Officer, Michael R. Sapp, President, George W. Fort, Chief Financial Officer and H. Lamar Cox, Chief Administrative Officer. Although we have entered into an employment agreement with these executive officers, the loss of their services could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.  We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.

Our ability to attract deposits may restrict growth.

We derive a substantial portion of our deposits through internet-based wholesale funding alternatives. In the event that we were no longer able to sell our deposits easily to institutional and retail investors, our ability to fund our loan portfolio could be adversely affected. We post rates to an internet-based program that retail and institutional investors nationwide subscribe to in order to invest funds. Our wholesale funding portfolio is therefore geographically dispersed and generally made up of deposits in FDIC insured amounts of $100,000 or less.

Material fluctuations in non-interest income may occur.

A substantial portion of our non-interest income is derived from the sale of loans, particularly loans generated for our national market funding portfolio. The timing and extent of these loan sales may not be predictable, and could cause material variation in our non-interest income on a quarter to quarter basis.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve Board, the FDIC and the Tennessee Department of Financial Institutions, or TDFI. Our regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, like a generally stable interest rate environment, a strong local business environment, and relationships with an extensive group of equipment vendors and financial services companies. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to grow.

Our ability to maintain adequate capital may restrict our activities.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, so we may at some point need to raise additional capital to support any continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure our shareholders that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to continue our growth could be materially impaired.

The success and growth of our business will depend on our ability to adapt to technological changes.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly and offer on-line banking capabilities and other customer expected conveniences that are cost efficient to our business processes. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures.

Even though our common stock is currently traded on the Nasdaq Global Market, the trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

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

We have supported our continued growth through the issuance of trust preferred securities from an affiliated special purpose trust and accompanying subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $8.2 million. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years (from the date of issuance) during which time we may not pay dividends on our common stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Our main office is located in Williamson County at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, which is also the main office of the Bank.  This location is centrally located and in a high traffic/exposure area. The Bank leases 21,200 square feet at competitive rates. The term of the lease extends until December 2010.  The Bank provides services throughout the community by use of a network of couriers, third party automated teller machines, and state of the art electronic banking. The Bank also operates a loan production office located in Jefferson County at One Chase Corporate Center, Suite 400, Birmingham, AL 35244.  The Bank leases 280 square feet at competitive rates under the terms of a lease that extends until February 2008.

ITEM 3.                LEGAL PROCEEDINGS

To the best of our knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which we or the Bank is a party or of which any of our or the Bank’s property is the subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market since June 9, 2006. Before that date, it was traded on the NASDAQ Over-The-Counter Bulletin Board Market from December 16, 2005. Prior to that time, our common stock was not traded through an organized exchange. The number of shareholders of record at March 22, 2007, was 497. Holders of our common stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available. Dividends will be affected by other factors including applicable government regulations and policies.  The following table shows the quarterly range of high and low sale prices for our common stock during the fiscal years 2006 and 2005. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2005:	First Quarter	$15.00	$15.00
	Second Quarter	$15.00	$15.00
	Third Quarter	$16.00	$16.00
	Fourth Quarter (1)	$35.00	$16.00

2006:	First Quarter	$25.00	$19.00
	Second Quarter	$20.50	$17.90
	Third Quarter	$22.23	$15.91
	Fourth Quarter	$32.20	$22.15

(1)       The high sales price of $35.00 was achieved in December after trading began on the NASDAQ Over-The-Counter Bulletin Board Market on December 16, 2005.

Dividends

The payment of cash dividends is subject to the discretion of our Board of Directors and the Bank’s ability to pay dividends.  The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “DESCRIPTION OF BUSINESS - Payment of Dividends”.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in future periods.

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

The following table reflects the number of shares to be issued upon the exercise of options granted under the Option agreements, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, not-yet-granted options as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders	—	—	—

Equity Compensation Plans Not Approved by Shareholders (incentive options for executive officers, directors, and incorporators)	871,092	$8.78	0

Total	871,092	$8.78	0

The original fourteen incorporators and members of the Board of Directors were granted an aggregate of 122,500 options to purchase shares at $5.00 per share in connection with organization activities. Each of the 122,500 options were immediately vested on the date of grant. In 2002 and 2006, 10,000 and 11,000 options respectively were exercised leaving 101,500 options outstanding to purchase shares.

In August 2003, the Board of Directors approved an option plan for active directors and incorporators in recognition of their four years of service to the Bank without compensation. An aggregate of 320,000 options to purchase shares at a price of $10.50 per share were included in this plan. The 320,000 options were immediately vested on the date of grant. In 2006, 50,000 options were exercised leaving 270,000 options outstanding to purchase shares.

Pursuant to employment agreements, three executive officers received options equal to 14% of the shares sold in the original offering at an exercise price of $5.00 per share. Based on the initial sale of 1,817,440 shares, executive officer options totaled 254,440. These options vest over three years. Of this total, 24,232 options were exercised and 12,116 options were forfeited in 2002, and 2,000 options were exercised in 2004. In 2006, 1,000 options were exercised leaving an outstanding balance of 215,092 options to purchase shares. In February 2003, three executive officers were granted 30,000 options each at an exercise price of $7.50 to vest over three years. In March 2004, three executive officers were granted 20,000 options each at an exercise price of $11.00. These options were immediately vested on the date of grant. In August 2005, one executive officer was granted 5,000 options. Of these 2,500 options immediately vested and the remaining vested one year later. In November 2005, one executive officer was granted 6,250 options that immediately vested. Of these 2005 grants, all 11,250 options were outstanding at December 31, 2006.

The Board of Directors has granted incentive options to various employees who are not executive officers. Incentive options are used for recruiting and retention purposes and to recognize performance. Employee incentive options include 13,000 options to purchase shares at $5.00 per share granted in 2000 and 2001. 5,000 options to purchase shares have been forfeited by former employees, 3,000 options were exercised on December 31, 2003, and 1,000 options were exercised in 2004. The remaining 4,000 are fully vested. In March 2003, 9,000 options to purchase shares at $7.50 per share were granted. In December 2003, 31,000 options to purchase shares at $10.50 per share were granted. Of these, 5,000 options were forfeited in 2004. In 2006, 1,000 options were exercised leaving 25,000 options to purchase shares. All of these incentive options vested in two years. In July 2005 and August 2005, 69,000 and 10,000 options respectively were granted. On each grant date half immediately vested with the remaining options vesting one year later. In November 2005, 10,000 options were granted to employees and were immediately vested. Of these 2005 grants, 3,750 options were forfeited leaving 85,250 options outstanding to purchase shares.

The total number of options outstanding in all programs is 871,092, all of which are fully vested at December 31, 2006. In the event we merge or consolidates with or into any other corporation, or sells or otherwise transfers its property, assets, and business substantially in its entirety to a successor corporation, there shall thereafter be deliverable upon any exercise of an option the number of shares of stock or other securities or property (including cash) to which a holder of the number of shares of common stock which would otherwise have been deliverable upon the exercise of such option would have been entitled upon such merger, consolidation, sale or transfer if such option had been exercised in full immediately prior thereto.

We will provide the information required by Item 201(e) of Regulation S-K in our Annual Report to Shareholders under the caption “Total Shareholder Return Performance Graph.” That information is not “filed” with this report and is not incorporated by reference herein.

Recent Sales of Unregistered Securities

During 2006, options to purchase 63,000 shares were exercised at exercise prices ranging from $5.00 to $10.50 per share. These exercises of stock options were transactions by us that did not involve a public offering. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

During 2005, we did not offer any shares of its common stock for sale and no option holders exercised their options to purchase shares.

During 2004, we sold 775,000 shares of our common stock in a public offering at a per share price of $11.00.  The proceeds were used for general corporate purposes.  This offering was limited to residents of the State of Tennessee, and we relied on the exemption provided by Section 3(a)(11) of the Securities Act of 1933, relating to securities issued only in the state where the issuer is located.

Also during 2004, H. Lamar Cox, the Chief Financial Officer exercised the option to purchase 2,000 shares of common stock at an exercise price of $11.00 per share. This exercise of stock options was a transaction by us that did not involve a public offering. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

Also during 2004, options to purchase 1,000 shares of common stock at an exercise price of $7.00 per share were exercised. This exercise of stock options was a transaction by us that did not involve a public offering. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b - 18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2006.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 should be read in conjunction with the financial statements included in Item 8:

SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(Dollars in Thousands except share data)
Operating Data:
Total interest income	$41,245	$23,633	$13,185	$8,205	$5,181
Total interest expense	21,868	10,006	4,265	2,976	2,452
Net interest income	19,377	13,627	8,920	5,229	2,729
Provision for loan losses	(4,350)	(3,700)	(2,420)	(1,115)	(318)
Net interest income after provision for loan losses	15,027	9,927	6,500	4,114	2,411
Non-interest income:
Investment securities gains	—	4	33	132	139
Gain on sale of loans	2,025	1,106	504	—	—
Other income	(262)	201	263	300	119
Non-interest expense	(9,056)	(6,246)	(4,552)	(3,459)	(2,183)
Income before income taxes	7,734	4,992	2,748	1,087	486
Income tax (expense) benefit	(2,985)	(1,925)	(1,082)	(188)	650
Net income	$4,749	$3,067	$1,666	$899	$1,136

Per Share Data :
Net income, basic	$1.24	$0.95	$0.57	$0.40	$0.62
Net income, assuming dilution	$1.14	$0.87	$0.53	$0.38	$0.59
Book value	$11.51	$8.16	$7.29	$5.44	$4.78

	2006	2005	2004	2003	2002
	(Dollars in Thousands except share data)
Financial Condition Data:
Assets	$623,518	$404,040	$245,917	$156,075	$97,779
Loans, net	538,550	344,187	213,326	133,187	76,258
Investments	56,943	31,992	18,690	12,978	15,567
Cash and due from financial institutions	177	6,877	3,838	5,224	2,287
Federal funds sold	13,820	12,535	6,582	2,498	1,918
Premises and equipment, net	1,633	769	609	673	420
Deposits	560,567	367,705	221,394	142,293	87,261
Federal funds purchased	—	—	—	—	1,500
Long term debt	8,248	8,248	—	—	—
Other liabilities	3,479	1,657	923	384	218
Shareholders’ equity	51,224	26,430	23,600	13,398	8,800

Selected Ratios:
Overhead ratio (1)	1.80%	1.98%	2.26%	2.70%	2.90%
Efficiency ratio (2)	42.84%	41.81%	46.83%	61.11%	73.10%
Net yield on earning assets	8.46%	7.70%	6.74%	6.62%	7.28%
Cost of funds	4.94%	3.66%	2.54%	2.75%	3.80%
Net Interest margin	3.98%	4.44%	4.56%	4.22%	3.83%
Operating expenses to average earning assets	1.86%	2.03%	2.33%	2.79%	3.06%
Return on average assets	.95%	0.97%	0.83%	0.70%	1.51%
Return on average equity	12.68%	12.29%	8.92%	8.00%	16.52%
Average equity to average assets	7.46%	7.90%	9.28%	8.78%	9.14%
Ratio of nonperforming assets to average assets	.94%	1.40%	1.90%	1.99%	1.47%
Ratio of allowance for loan losses to average assets	1.39%	1.39%	1.41%	1.56%	1.47%
Ratio of allowance for loan losses to nonperforming assets	146.91%	99.43%	74.45%	78.59%	99.91%

(1) Operating expenses divided by average assets

(2) Operating expenses divided by net interest income and noninterest income

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Management’s discussion and analysis of our operations and prospects, and other matters, may include forward-looking statements within the meaning of the provisions of various federal and state securities laws.  Although we believe that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting our customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting our financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted and because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing our financial condition and results of operations, and not to predict the future or to guarantee results.  We are unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Overview

(dollars in thousands except share data in the remainder of this Item 7)

The results of operations for the year 2006 compared to 2005 reflected a 54.84% increase in net income and a 31.03% increase in earnings per share, assuming dilution.  The increase in earnings resulted primarily from a 42.20% increase in net interest income due to higher average loan balances.  The net interest margin for 2006 was 3.98%. The increased revenue was partially offset by increases in non-interest expense and the provision for loan losses.  The year 2006 reflected a continuation of the Bank’s trend of rapid asset growth.  The asset growth is a result of the strength of the Middle Tennessee economy and the success of our Business Bank operating strategy.

Our growth in assets is a result of growth in the market area and effective marketing. The improvement in results including net income and earnings per share is a result of the business focus of the Bank. From 2000 to 2006, the Bank’s market area experienced explosive growth. In Williamson County, demographic information shows a 27.43% growth in the number of households from 2000 to 2006.  Estimates are that by 2011 the number of households will have grown by another 21.63%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond our control, Management believes that the projected growth of our market area will positively impact the Bank’s future growth.

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

The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 0.40% increase in the net interest margin from 2001 to 2006. Non-interest expense is controlled by efficiently staffing the Bank’s operations. In 2006, that resulted in $12.5 million in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

Changes in Results of Operations

(dollars in thousands except share data)

Net Income - Net income for 2006 was $4,749, an increase of $1,682 or 54.84%, compared to the $3,067 earned in 2005. The increase is attributable to a 42.20% increase in net interest income from $13,627 in 2005 to $19,377 in 2006. The increase of $5,750 in net interest income was the result of higher average loan balances. Non-interest income increased by $452 from $1,311 to $1,763, or 34.48%, primarily due to gains on loan sales. These positive effects were partially offset by a 17.57% increase in the provision for loan losses, from $3,700 in 2005 to $4,350 in 2006 and an increase of $2,810 in non-interest expense, up 44.99% to $9,056 in 2006 compared to $6,246 in 2005. The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

Net income for 2005 was $3,067 an increase of $1,401 or 84.09%, compared to the $1,666 earned in 2004.  The increase is attributable to a 52.77% increase in net interest income from $8,920 in 2004 to $13,627 in 2005.  The increase of $4,707 in net interest income was the result of higher average loan balances.  Non-interest income increased by $511 from $800 to $1,311, or 63.88%, primarily due to gains on loan sales.  These positive effects were partially offset by a 52.89% increase in the provision for loan losses, from $2,420 in 2004 to $3,700 in 2005 and an increase of $1,694 in non-interest expense, up 37.21% to $6,246 in 2005 compared to $4,552 in 2004.  The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs.  The increase in non-interest expense was due to the increase in personnel and general operating expenses due to the Corporation’s growth.

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

In mid-2004, the Federal Reserve Open Market Committee (FOMC) began a series of increases in short-term interest rates.  By year-end 2006, the FOMC had increased rates by 425 basis points. In anticipation of continued rising interest rates, management has placed the Bank in a moderately asset sensitive position.  This means that more assets are scheduled to reprice within the next year than liabilities, thereby taking advantage of the anticipated rise in interest rates. During 2006, $24,971 of the net loan growth occurred in floating rate construction loans and approximately 20.05% of the $13,272 increase in commercial loans were floating rate transactions. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

Net interest income for 2006 was $19,377 compared to $13,627, a gain of $5,750 or 42.20%. The increase in net interest income was largely attributable to strong loan growth. Net loans increased from $344,187 at December 31, 2005 to $538,550 at December 31, 2006—an increase of $194,363, or 56.47%. Net interest income was favorably impacted by the increase in the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $87.0 million at year-end 2005 to $113.4 million at the end of 2006. The loan growth was matched by an increase in deposits from $367,705 at December 31, 2005 to $560,567 in 2006—an increase of $192,862 or 52.45%.

Net interest income for 2005 was $13,627 compared to $8,920 in 2004, a gain of $4,707 or 52.77%.  The increase in net interest income was largely attributable to strong loan growth.  Net loans increased from $213,326 at December 31, 2004 to $344,187 at December 31, 2005 — an increase of $130,861, or 61.34%. Net interest income was favorably impacted by the expansion of the Bank indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $50.3 million at year-end 2004 to $87.0 million at the end of 2005.  This high yielding portfolio is a key component in the stability and strength of net interest income.  The loan growth was matched by an increase in deposits from $221,394 at December 31, 2004 to $367,705 in 2005 — an increase of $146,311 or 66.09%.

Investments - The Bank views the investment portfolio as a source of income and liquidity. Management’s investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments.   The Investment Policy requires a minimum portfolio level equal to 7.00% of total assets and a maximum portfolio level of 20.00% of total assets.  Management has maintained the portfolio at the lower end of the policy guidelines with the portfolio at 9.13%, 7.91% and 7.60% of total assets at end of year in 2006, 2005 and 2004 respectively.

The investment portfolio at December 31, 2006 was $56,943 compared to $31,992 at year end 2005. The interest earned on investments rose from $967 in 2005 to $2,216 in 2006. That was a result of higher average portfolio balances as well as increased yields. The average yield on the investment portfolio investments rose from 4.19% in 2005 to 4.91% in 2006 or 72 basis points.

The investment portfolio at December 31, 2005 was $31,992 compared to $18,690 at year-end 2004.    The average yield on the investment portfolio was 4.19% in 2005 compared to 3.79% in 2004.

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

The two factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. The Bank has been disciplined in raising interest rates on deposits only as the market demanded and thereby managing the cost of funds. Also, the Bank has not competed for new loans on interest rate alone but has relied on effective marketing to business customers. Business customers are not influenced by interest rates alone but are influenced by other factors such as timely funding. By working to positively impact both factors that make up the spread, the Bank has been able to improve its net interest margin by 0.40% from the end of 2001 to the end of 2006. That is an improvement of 11.17% over a five-year period. While the Bank continues to strive to improve its net interest margin, it is not reasonable to assume that the spread will continue to improve at the same rate.

The net interest margin declined from 4.44% in 2005 to 3.98% in 2006 due to the cost of funds rising faster than the yield on earning assets during the year. Interest income increased by $17,612, or 74.52%, from $23,633 in 2005 to $41,245 in 2006. The increase was primarily due to increased volume. Average earning assets increased from $306,765 in 2005 to $486,668 in 2006, an increase of $179,903 or 58.65%. The increase in earning assets was due to loan growth. Average loans increased $150,365 or 54.12%. The average yield on earning assets increased from 7.70% in 2005 to 8.46% in 2006 or 76 basis points. The increase in the Bank’s indirect funded small loan portfolio favorably impacted the average yield on earning assets. The average yield on this type of loan in 2006 was 9.77%. These loans increased 30.20% from $87.1 million at year-end 2005 to $113.4 million at the end of 2006.   Interest expense increased from $10,006 in 2005 to $21,868 in 2006. The $11,862, or 118.55%, increase in expense was due to increases in the volume of deposits as well as an increase in the cost of funds. Average deposits increased from $273,040 in 2005 to $442,704 in 2006, an increase of $169,664 or 62.14%. The cost of funds increased from 3.66% in 2005 to 4.94% in 2006 or 128 basis points.

The net interest margin declined from 4.56% in 2004 to 4.44% in 2005 due to the cost of funds rising faster than the yield on earning assets during the year.  Interest income increased by $10,448, or 79.24%, from $13,185 in 2004 to $23,633 in 2005.  The increase was primarily due to increased volume.  Average earning assets increased from $195,449 in 2004 to $306,765 in 2005, an increase of $111,316 or 56.95%.  The increase in earning assets was due to loan growth. Average loans increased $103,522 or 59.39%.  The average yield on earning assets increased from 6.74% in 2004 to 7.70% in 2005 or 96 basis points. The net interest margin was favorably impacted by the expansion of the Bank’s indirect funded small loan portfolio.  These loans increased from $50.3 million at year-end 2004 to $87.1 million at the end of 2005.  This high yielding portfolio is a key component in the strength of the net interest margin. During 2004, a period of historically low interest rates, the market for quality loans was highly competitive.  Management emphasized pricing discipline throughout the year to ensure that growth was not achieved by competing on reduced pricing. The Bank will continue to focus its marketing efforts on customers who are more sensitive to service than price.

Interest expense increased from $10,006 in 2005 to $21,868 in 2006.  The $11,862, or 118.55%, increase in expense was due to increases in the volume of deposits as well as interest rates. Average interest bearing deposits increased from $273,040 in 2005 to $442,704 in 2006, an increase of $169,664 or 62.14%. Additionally, the cost of funds increased from 3.66% in 2005 to 4.94% in 2006.

Interest expense increased from $4,265 in 2004 to $10,006 in 2005.  The $5,741, or 134.61%, increase in expense was due to increases in the volume of deposits.   Average interest bearing deposits increased from $167,647 in 2004 to $273,040 in 2005, an increase of $105,393 or 62.87%.  Despite the fact that rates started increasing in the last half of 2004, management was aggressive in lowering interest rates on savings accounts and other products during the year.  As a result, the cost of funds increased from 2.54% in 2004 to 3.66% in 2005, an increase of 112 basis points. The local deposit market is highly competitive and rates tend to lead national averages.  The Bank partially offsets the higher cost of local deposits by acquisition of wholesale funding in the national market.

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

Management reviews the loan portfolio regularly to determine if loans should be placed on non-accrual for revenue recognition. If a loan is placed on non-accrual, all interest earned since the last current payment is immediately reversed.  Loans may remain on non-accrual status until the underlying collateral is repossessed and valued or until the amount of loss in the credit can be reasonably determined.  Once collateral is repossessed and appraised, the collateral is recorded as a repossession at the lower of fair value or the investment in the related loan.  Any difference between the estimated fair value of the collateral and the loan balance is charged off.  Variances in fair value estimates are recorded as a gain or loss on sale when the collateral is sold.   Non-accrual loans totaled $2,689, $2,928 and $2,161 at year-end 2006, 2005 and 2004.  These amounts represented 0.50%, 0.85% and 1.01% of net loans at the end of each year.

Management uses the weighted average risk rating to monitor the overall credit quality and trends in the loan portfolio. At December 31, 2006, the weighted average risk rating of the $538,550 net loan portfolio was 3.56. At December 31, 2005, the weighted average risk rating of the $344,187 net loan portfolio was 3.62.  The Board of Directors reviews the weighted average risk rating of loans booked during the previous month.  In addition, the Board reviews all credits classified RR5 or higher monthly.  Management closely monitors other key loan quality indicators including delinquencies, changes in the portfolio mix and general economic conditions.  These actions provide a degree of objectivity in assessing the risk in the portfolio and establishing an adequate loan loss reserve.  To the extent that actual and anticipated losses differ, adjustments are made to the loan loss provision or to the level of the allowance for loan losses. At December 31, 2006, the loan loss reserve of $6,968 was 1.28% of gross loans of $545,518.

The provision for loan losses in 2006 was $4,350, an increase of $650, or 17.57%, above the provision of $3,700 expensed in 2005. $2,569 of the provision, or 59.06%, was attributable to loan growth recorded during 2006. The remainder of the loan loss provision in 2006 funded net charge offs of $1,781.

The provision for loan losses in 2005 was $3,700, an increase of $1,280, or 52.89%, above the provision expensed in 2004.  $1,558 of the provision, or 42.11%, was attributable to maintaining a general reserve for the loan growth recorded during 2005.  The remainder of the loan loss provision in 2005 funded net charge offs of $2,142.

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

The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2006, 2005, 2004, 2003 and 2002:

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Non-accrual loans
Number	60	46	17	12	10
Amount	$2,689	$2,928	$2,161	$1,136	$1,104

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	18	9	4	6	—
Amount	$940	$352	$111	$308	$—

Loans defined as “troubled debt restructurings”
Number	3	3	2	1	—
Amount	$1,114	$1,144	$1,544	$1,101	$—

Gross interest income lost on the above loans	$174	$133	$82	$193	$158

Interest income included in net income on the above loans	$73	$31	$48	$29	$24

As of December 31, 2006, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Bank had no tax-exempt loans during the period ended December 31, 2006.  The Bank had no loans outstanding to foreign borrowers at December 31, 2006.

An analysis of the Bank’s loss experience is furnished in the following table for December 31, 2006, 2005, 2004, 2003 and 2002, and the periods then ended (dollars in thousands):

	December 31,
($ in thousands)	2006	2005	2004	2003	2002

Allowance for loan losses at beginning of period	$4,399	$2,841	$2,000	$1,103	$919
Charge-offs:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	—	—	101	—	—
Other	—	—	131	—	—
Commercial, financial and agricultural	2,026	2,379	1,366	235	105
Consumer	11	32	57	48	31
Other	—	—	—	—	—
Total Charge-offs	2,037	2,411	1,655	283	136

Recoveries:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	—	1	—	—	—
Other	—	—	3	—	—
Commercial, financial and agricultural	234	245	68	64	3
Consumer	22	23	5	1	—
Other	—	—	—	—	—
Total Recoveries	256	269	76	65	3

Net Charge-offs	1,781	2,142	1,579	218	133

Provision for loan losses charged to expense	4,350	3,700	2,420	1,115	317

Allowance for loan losses at end of period	$6,968	$4,399	$2,841	$2,000	$1,103

	December 31,
	2006	2005	2004	2003	2002

Net charge-offs as a percentage of average total loans outstanding during the year	0.41%	0.76%	0.89%	0.20%	0.23%

Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.28%	1.26%	1.31%	1.48%	1.43%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management feels that the allowance is adequate at December 31, 2006.

At December 31, 2006, 2005, 2004, 2003 and 2002, the allowance was allocated as follows (dollars in thousands):

	2006		2005		2004		2003		2002
($ in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Real estate:
Construction	$745	13.65%	$383	10.98%	$175	10.55%	$71	7.68%	$83	8.59%
1 to 4 family residential	229	4.19%	225	5.27%	75	7.38%	57	10.00%	167	17.28%
Other	840	15.40%	504	14.45%	265	15.59%	331	14.85%	131	13.59%
Commercial, financial and agricultural	5,048	64.89%	3,197	67.11%	2,272	64.68%	1,510	65.03%	697	58.00%
Consumer	37	0.60%	45.90%		54	1.80%	31	2.44%	25	2.54%
Other	69	1.27%	45	1.29%	—	0.00%	—	0.00%	—	0.00%

Total	$6,968	100.00%	$4,399	100.00%	$2,841	100.00%	$2,000	100.00%	$1,103	100.00%

Non-interest Income - Non-interest income is income that is not related to interest-earning assets.  In a typical retail bank, non-interest income consists primarily of service charges and fees on deposit accounts and mortgage origination fees.  Due to the business focus of the Bank and the lack of a large retail customer base, revenues from these traditional sources will remain modest.

The Bank earned $89 in mortgage origination fees in 2006 compared to $105 earned in 2005, a decline of $16 or 15.24%. The decline in mortgage loan demand and mortgage origination income is attributed to the continued rising interest rates in 2006. Management believes that rates will not continue in 2007 and that the mortgage unit will provide a value-added service with modest revenue results.

The Bank earned $2,025 in 2006 on a series of loan sale transactions compared to $1,106 in 2005. The Bank is located in a vibrant market area and can generate quality assets at a faster rate than it can adequately fund them. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. Management has identified a network of community banks eager to purchase quality assets. Management has installed appropriate systems and processes to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue.

In 2005, the Bank earned $1,106 on a series of loan sale transactions.  The Bank earned $105 in mortgage origination fees in 2005 compared to $130 earned in 2004, a decline of $25 or 19.23%.  The decline in mortgage origination income is attributed to rising interest rates starting in mid-2004 and the slowing of refinancing activity.  Income earned in the form of service charges on deposits totaled $114, a gain of $90, or 375% above the $24 earned in 2004.  Gain on sales of securities declined by $29 or 87.88% from $33 in 2004 to $4 in 2005.  This decline was due to the rise in interest rates in 2004 and the subsequent lack of opportunities to recognize market gains in the investment portfolio.

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

Management targets $7.5 million in assets per full time employee as a measure of staffing efficiency. Management believes that the growth of the Bank will offer additional opportunities to leverage personnel resources.  The Bank does expect to hire employees in 2007 so salaries and benefits expense will increase, but the target for Average Assets per Employee will remain at $7.5 million per employee.

Non-interest expense for 2006 was $9,056, an increase of $2,810 or 44.99%, over the $6,246 expensed in 2005. Approximately 48% of the increase was due to the addition of new employees during the year. The Bank ended 2006 with 50 full time employees. Assets per employee were $12.5 million at year-end 2006 compared to $9.8 million at year-end 2005.

Non-interest expense for 2005 was $6,246, an increase of $1,694 or 37.21%, over the $4,552 expensed in 2004.  Approximately 65% of the increase was due to the addition of new employees during the year.  The Bank ended 2005 with 41 full time employees.  Assets per employee were $9.8 million at year-end 2005 and $7.7 million at year-end 2004.

Income Taxes — Our effective tax rate in 2006 was 38.60% compared to 38.56% in 2005 and 39.37% in 2004. Management anticipates that tax rates in future years will approximate the rates paid in 2006.

Changes in Financial Condition

(dollars in thousands except share data)

Assets - Total assets at December 31, 2006, were $623,518, an increase of $219,478 or 54.32%, over total assets of $404,040 at December 31, 2005. Average assets for 2006 were $501,978, an increase of $186,004, or 58.87% over average assets in 2005. Loan growth was the primary reason for the increase. Year-end 2006 net loans were $538,550, up $194,363, or 56.47% over the year-end 2005 total net loans of $344,187.

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

The Bank’s Business Bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  The Bank maintains a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing. Earning assets at December 31, 2006, were $610,322, or 97.88% of total assets of $623,518. Earning assets at December 31, 2005, were $388,714, or 96.20% of total assets of $404,040.  Management targets an earning asset to total asset ratio of 97% or higher. This ratio is expected to generally continue at these levels although this may be affected by economic factors beyond the Bank’s control.

Liabilities - The Bank relies on increasing its deposit base to fund loan and other asset growth.  The Williamson County marketplace is highly competitive with 26 financial institutions and 83 banking facilities (as of June 30, 2006). The Bank competes for local deposits by offering attractive products with premium rates.  The Bank expects to have a higher average cost of funds for local deposits than competitor banks due to its single location and lack of a branch network.  Management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  The Bank has promoted electronic banking services by providing them without charge and by offering in-bank customer training.

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

Total average deposits in 2006 were $451,235, an increase of $166,258, or 58.34% over the total average deposits of $284,977 in 2005. Average non-interest bearing deposits decreased by $438, or 2.33%, from $18,763 in 2005 to $18,325 in 2006. Average savings deposits decreased by $10,107 from $22,785 in 2005 to $12,678 in 2006. Average purchased deposits increased by $45,738, or 31.26%, from $146,326 in 2005 to $192,064 in 2006. The average rate paid on purchased deposits in 2006 was 4.82% compared to 3.55% in 2005. Purchased time deposit funding represented 42.56% of total funding in 2006 compared to 51.34% in 2005.

Total average deposits in 2005 were $284,977, an increase of $103,417, or 56.96% over the total average deposits of $181,560 in 2004.  Average non-interest bearing deposits increased by $4,471, or 31.28%, from $14,292 in 2004 to $18,763 in 2005.  Average savings deposits decreased by $11,721 from $34,506 in 2004 to $22,785 in 2005.  Average purchased deposits increased by $47,811, or 48.53%, from $98,515 in 2004 to $146,326 in 2005.  The average rate paid on purchased time deposits in 2005 was 3.55% compared to 2.68% in 2004.  Purchased time deposit funding represented 51.34% of total funding in 2005 compared to 54.26% in 2004.

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

Financial instruments whose contract amounts represent credit risk:

	2006		2005		2004
($ in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit	$9,601	$65,123	$2,404	$38,859	$4,014	$29,638
Standby letters of credit and financial guarantees	—	5,776	—	5,686	—	2,139

Commitments to make loans are generally made for periods of one year or less.  The fixed rate loan commitments have interest rates ranging from 6.00% to 10.25% and maturities ranging from 6 months to 6 years.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case—by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Contractual Obligations — At December 31, 2006, the Bank had certain contractual obligations as shown below.

	Payments due by Period
	Total	LessThan 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Contractual Obligations (1)
Deposits without a stated maturity	$142,629	$142,629	$—	$—	$—
Certificates of deposit	417,938	318,523	62,333	37,082	—
Subordinated long term debt	8,248	—	—	—	8,248
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,400	353	694	353	—
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—
Total	$570,215	$461,505	$63,027	$37,435	$8,248

(1)   excludes interest

Financial Tables

The following financial information regarding us and the Bank should be read in conjunction with our financial statements included in Item 8 of this Report.

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

	12 months Ended December 31, 2006
(dollars in thousands)	Average Balance	Interest	Average Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$44,317	$2,216	4.91%
Tax-exempt	—	—	—
Total securities	44,317	2,216	4.91%

Loans (2) (3)	428,186	38,382	8.96%
Federal funds sold	14,165	647	4.57%
Total interest earning assets	486,668	41,245	8.46%

Non-interest earning assets
Cash and due from banks	4,268
Net fixed assets and equipment	1,146
Accrued interest and other assets	9,896

Total assets	$501,978

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$432,910	21,216	4.90%
Federal funds purchased	990	55	5.56%
Subordinated debt	8,804	597	6.78%
Total interest bearing liabilities	442,704	21,868	4.94%

Non-interest bearing liabilities
Non-interest bearing demand deposits	18,325
Other liabilities	3,508
Shareholders’ equity	37,441

Total liabilities and shareholders’ equity	$501,978

Net Interest Spread	3.52%

Net Interest Margin	3.98%

(1)   Unrealized loss of $803 is excluded from yield calculation.

(2)   Non-accrual loans are included in average loan balances and loan fees of $2,774 are included in interest income.

(3)   Loans are presented net of allowance for loan loss

	12 months Ended December 31, 2005
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

(3)   Loans are presented net of allowance for loan loss

The following Tables outline the components of the net interest margin for the years 2006, 2005, and 2004 and identifies the impact of changes in volume and the changes in rate.

	December 31, 2006 change from
	December 31, 2005 due to:
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$13,262	$2,632	$15,894
Securities – taxable	1,021	215	1,236
Federal funds sold	331	151	482
Total interest income	14,614	2,998	17,612

Interest expense
Deposits (other than demand)	7,369	4,279	11,648
Federal funds purchased	19	14	33
Subordinated debt	174	7	181
Total interest expense	7,562	4,300	11,862

Net interest income	$7,052	$(1,302)	$5,750

	December 31, 2005 change from
	December 31, 2004 due to:
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$8,209	$1,783	$9,992
Securities – taxable	290	74	364
Federal funds sold	12	80	92
Total interest income	8,511	1,937	10,448

Interest expense
Deposits (other than demand)	3,130	2,181	5,311
Federal funds purchased	6	8	14
Subordinated debt	416	—	416
Total interest expense	3,552	2,189	5,741

Net interest income	$4,959	$(252)	$4,707

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

The Bank’s asset liability and investment committee, which consists of the Executive Officers, Arthur F. Helf, Michael R. Sapp, H. Lamar Cox and George W. Fort, is charged with monitoring the liquidity and funds position of the Bank.  The Committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.  The Bank operates an asset/liability management model.  At December 31, 2006, the Bank had a negative cumulative repricing gap within one year of approximately $(33,908) or approximately 5.49% of total year end earning assets. See Quantitative and Qualitative Analysis of Market Risk for additional information.

Deposits

The Bank’s primary sources of funds are interest-bearing deposits. The following tables present the average amount of and average rate paid on each of the following deposit categories for 2006, 2005 and 2004:

Deposits

	Year Ended December 31,
	2006		2005		2004
		Average		Average		Average
(dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
Types of Deposits
Non-interest-bearing demand deposits	$18,325	—	$18,763	—	$14,292	—
Interest-bearing demand deposits	5,119	3.64%	3,097	1.90%	1,640	0.24%
Money market accounts	72,866	5.23%	39,485	3.88%	16,316	2.07%
Savings accounts	12,678	2.67%	22,785	2.61%	34,506	2.43%
IRA accounts	5,450	4.91%	2,183	4.31%	1,040	3.56%
Purchased time deposits	192,064	4.82%	146,326	3.55%	98,515	2.68%
Time deposits	144,733	5.09%	52,338	4.00%	15,251	2.65%
Total deposits	$451,235		$284,977		$181,560

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2006 (in thousands):

2006

Three months or less	$58,229

Over three through twelve months	97,206

More than twelve months	72,482
Total	$227,917

Investment Portfolio

The Bank’s investment portfolio at December 31, 2006, 2005 and 2004 consisted of the following (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
As of December 31, 2006
Securities available for sale
U.S. Government agencies	$45,859	$134	$(514)	$45,479
Mortgage-backed securities	6,672	—	(207)	6,465
Corporate debt securities	4,495	—	(50)	4,445
Other	380	174	—	554
Total	$57,406	$308	$(771)	$56,943

As of December 31, 2005
Securities available for sale
U.S. Government agencies	$22,195	$7	$(411)	$21,791
Mortgage-backed securities	8,059	—	(254)	7,805
Corporate debt securities	1,958	—	(22)	1,936
Other	380	80	—	460
Total	$32,592	$87	$(687)	$31,992

As of December 31, 2004
Securities available for sale
U.S. Government agencies	$9,958	$5	$(111)	$9,852
Mortgage-backed securities	8,569	—	(111)	8,458
Other	380	—	—	380
Total	$18,907	$5	$(222)	$18,690

The following schedule presents the estimated maturities and weighted average yields of investment securities of the Bank at December 31, 2006:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Obligations of U.S. Government agencies
Due in one year or less	$500	$499	3.02%
Due after one through five years	13,738	13,503	4.48%
Due after five through ten years	16,891	16,752	5.31%
Due after ten years	14,730	14,725	5.99%
Total obligations of U.S. Government agencies	45,859	45,479

Mortgage-backed securities	6,672	6,465	4.00%

Corporate debt securities
Due in one year or less	—	—
Due after one through five years	335	319	4.01%
Due after five through ten years	4,160	4,126	4.97%
Due after ten years	—	—
Total corporate debt securities	4,495	4,445

Other securities	380	554	2.19%
Total securities available for sale	$57,406	$56,943

The Bank owned no tax-exempt securities during the period ended December 31, 2006.

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

Loan Portfolio

The Bank had total loans of $539 million at December 31, 2006.  As the loan portfolio is concentrated in Davidson County and Williamson County, there is risk that the borrowers’ ability to repay the loans could be affected by changes in local economic conditions. The following schedule details the loans of the Bank at December 31, 2006, 2005, 2004, 2003 and 2002:

(dollars in thousands)	2006	2005	2004	2003	2002
Real estate
Construction	$74,482	$38,279	$22,813	$10,386	$6,646
1-4 family residential	22,873	18,358	15,963	13,520	13,372
Other	83,985	50,371	33,694	20,072	10,513
Commercial, financial and agricultural	353,996	233,948	139,799	87,908	44,867
Consumer	3,246	3,149	3,898	3,301	1,963
Other	6,936	4,481	—	—	—

Total loans	545,518	348,586	216,167	135,187	77,361
Less: allowance for loan losses	(6,968)	(4,399)	(2,841)	(2,000)	(1,103)

Net loans	$538,550	$344,187	$213,326	$133,187	$76,258

Composition of loan portfolio by type

	As of December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Real estate:
Construction	13.65%	10.98%	10.55%	7.68%	8.59%
1 to 4 family residential	4.19%	5.27%	7.38%	10.00%	17.28%
Other	15.40%	14.45%	15.59%	14.85%	13.59%
Commercial, financial and agricultural	64.89%	67.11%	64.68%	65.03%	58.00%
Consumer	0.60%	0.90%	1.80%	2.44%	2.54%
Other	1.27%	1.29%	0.00%	0.00%	0.00%
Total	100%	100%	100%	100%	100%

Composition of commercial loan portfolio by sourcing program type

	As of December 31,
	2006		2005		2004
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural:
Direct	$151,692	42.85%	$94,742	40.50%	$60,471	43.26%
Indirect
Large	88,569	25.02%	52,144	22.29%	29,010	20.75%
Small	113,735	32.13%	87,062	37.21%	50,318	35.99%
Total	353,996	100.00%	233,948	100.00%	139,799	100.00%

The following schedule details maturities and sensitivity to interest rates changes for loans of the Bank at December 31, 2005:

	Due in 1	Due in 1	Due after
Type of Loan (1)	year or less	to 5 years	5 Years	Total
	($ in thousands)
Real estate:
Construction	$55,824	$18,208	$450	$74,482
1 to 4 family residential	6,743	15,885	245	22,873
Other	17,260	48,102	18,623	83,985
Commercial, financial and agricultural	88,555	262,559	2,882	353,996
Consumer	1,696	1,518	32	3,246
Other	—	—	6,936	6,936
Total	$170,078	$346,272	$29,168	$545,518

Less: allowance for loan loss				(6,968)

Net loans				$538,550

Interest rate sensitivity:
Fixed interest rates	16,956	345,064	29,168	391,188
Floating or adjustable rates	153,122	1,208	—	154,330

Total	$170,078	$346,272	$29,168	$545,518

(1) includes non-accrual loans

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007.  Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008.  Adoption did not have a material impact on our 2006 consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006.  The adoption of SAB 108 had no material effect on our financial statements for the year ending December 31, 2006.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Management does not expect the adoption of this statement will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management has determined that the adoption of FIN 48 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will  be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  Management is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years, and over five years. The chart below illustrates our rate sensitive position at December 31, 2006. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

Maturities:

(dollars in thousands)	Floating	1-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
Interest Earnings Assets
Federal Funds sold	$13,820	$—	$—	$—	$—	$13,820
Interest bearing deposits in banks			1,009			1,009

Securities
U.S. government agencies	—	499	—	13,503	36,157	50,159
Mortgage-backed and corporate debt securities	—	805	2,404	2,615	960	6,784
Total securities	—	1,304	2,404	16,118	37,117	56,943

Total loans	149,541	59,349	153,140	168,861	14,626	545,517

Total Interest Earning Assets	163,361	60,653	156,553	184,979	51,743	617,289

Other Assets	—	—	—	—	6,229	6,229

Total Assets	$163,361	$60,653	$156,553	$184,979	$57,972	$623,518

Interest Bearing Liabilities
Deposits
Interest checking	$6,925	$—	$—	$—	$—	$6,925
Money market and savings	89,027	—	—	29,676	—	118,703
Time deposits	—	96,482	222,041	99,415	—	417,938
Total deposits	95,952	96,482	222,041	129,091	—	543,566

Subordinated long term debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	95,952	96,482	222,041	129,091	8,248	551,814

Other Liabilities	—	—	—	—	20,480	20,480
Shareholders’ Equity	—	—	—	—	51,224	51,224

Total Liabilities and Shareholders’ Equity	$95,952	$96,482	$222,041	$129,091	$79,952	$623,518

Rate Sensitive Gap by Period	$67,409	$(35,829)	$(65,488)	$55,888	$43,495

Cumulative Gap		$31,580	$(33,908)	$21,980	$65,475

Cumulative Gap as a Percent of Total Assets		5.06%	(5.44)%	3.53%	10.50%

Rate sensitive assets/Rate sensitive liabilities (cumulative)	1.70	1.16	0.92	1.04	1.12

In mid-2004, the Federal Reserve Open Market Committee began a series of interest rate increases which the FOMC indicated would continue “at a measured pace”.  From mid year 2004 to the end of 2006, short term interest rates had increased by 425 basis points.  We are now positioned for a falling rate environment by maintaining a moderately “liability sensitive” balance sheet in which more liabilities will reprice than assets.  At year-end 2006, our one year GAP ratio was 0.92.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (EVE) which is a measure of long term interest rate risk. EVE is the difference between the market value of the assets and the liabilities and is the liquidation value of the bank. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200bps rate change. At December 31, 2006, the percent change at plus or minus 200bps is well within that range at (20.4)% and 16.1% respectively.

The chart below identifies the EVE impact of a shift in rates of 100, 200 and 300 basis points in either direction.

Economic Value of Equity Under Rate Shock

(dollars in thousands)

At December 31, 2006

Rate Change	-300bp	-200bp	-100bp	0bp	+100bp	+200bp	+300bp

Economic value of equity	$63,900	$60,118	$56,173	$51,770	$46,671	$41,231	$35,740

Actual dollar change	12,130	8,348	4,403	—	(5,099)	(10,539)	(16,030)

Percent change	23.4%	16.1%	8.5%	—	(9.8)%	(20.4)%	(31.0)%

The one year gap of 0.92 indicates that the Bank would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would rise in a falling rate environment. The EVE simulation model is a static model which provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions which management might take to change the impact of rising rates on the Bank. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

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

b)            Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors, executive officers and our corporate governance will be contained in a definitive Proxy Statement involving the election of directors at the annual meeting of shareholders to be held June 8, 2007, and such information is incorporated herein by reference.

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

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain relationships and related transactions, and director independence will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to the principal accounting fees and services will be contained in the Proxy Statement referred to above in Item 10, and such information is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

(2)           Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)           Exhibits:

Exhibit No.	Description

2.1	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.*

2.2	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc.*

3.1	Charter of Tennessee Commerce Bancorp, Inc.*

3.2	Bylaws of Tennessee Commerce Bancorp, Inc.*

4.1	Shareholders’ Agreement*

10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees*

10.2	Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Directors*

10.3	Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Incorporators*

10.4	Tennessee commerce Bancorp, Inc. 2003 Stock Option - Directors*

10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf*

10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp*

10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox*

10.8	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Arthur F. Helf*

10.9	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Michael R. Sapp*

10.10	Employment Agreement between Tennessee Commerce Bancorp, Inc. and H. Lamar Cox*

10.11	Employment Agreement between Tennessee Commerce Bancorp, Inc. and George W. Fort**

21.1	Subsidiaries*

23.1	Report of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Rule 13a-14a/15d-14(a)

31.2	Certification pursuant to Rule 13a-14a/15d-14(a)

32.1	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Rule 18 USC Section 1350-Sarbanes-Oxley Act of 2002

*   Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005 and incorporated herein by reference.

** Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on April 25, 2006 and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Arthur F. Helf
Arthur F. Helf, Chairman and Chief Executive Officer
Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ Dorris E. (Eli) Bennett	By:	/s/ H. Lamar Cox
	Dorris E. (Eli) Bennett		H. Lamar Cox
Date:	March 30, 2007	Date:	March 30, 2007

By:	/s/ Paul W. Dierksen	By:	/s/ Dennis L. Grimaud
	Paul W. Dierksen		Dennis L. Grimaud
Date:	March 30, 2007	Date:	March 30, 2007

By:	/s/ Arthur F. Helf	By:	/s/ Winston C. Hickman
	Arthur F. Helf		Winston C. Hickman
Date:	March 30, 2007	Date:	March 30, 2007

By:	/s/ Fowler H. Low	By:	/s/ William W. McInnes
	Fowler H. Low		William W. McInnes
Date:	March 30, 2007	Date:	March 30, 2007

By:	/s/ Thomas R. Miller	By:	/s/ Darrel Reifschneider
	Thomas R. Miller		Darrel Reifschneider
Date:	March 30, 2007	Date:	March 30, 2007

By:	/s/ Michael R. Sapp	By:	/s/ Regg E. Swanson
	Michael R. Sapp		Regg E. Swanson
Date:	March 30, 2007	Date:	March 30, 2007

By:	/s/ Dr. Paul A. Thomas
Dr. Paul A. Thomas
Date:	March 30, 2007

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Tennessee Commerce Bancorp, Inc.

Franklin, Tennessee

We have audited the consolidated balance sheets of Tennessee Commerce Bancorp, Inc. (the “Corporation”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in shareholders’ equity and cash flows of the Corporation for the year ended December 31, 2004 were audited by other auditors whose report, dated March 31, 2005, expressed an unqualified opinion on those statements.

We conducted our audits of the 2006 and 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 1, 2006.

/s/ KraftCPAs PLLC
Nashville, Tennessee
March 28, 2007

555 Great Circle Road, Suite 200 • Nashville, TN 37228 • Phone 615-242-7351 • Fax 615-256-1952 • www.kraftcpas.com
610 North Garden St. Suite 200, Columbia, Tennessee 38401 • Phone 931-388-3711
105 Bay Court, Lebanon, Tennessee 37087 • Phone 615-449-2334
An independently owned member of the RSM McGladrey Network

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

(dollars in thousands except share data)	2006	2005
ASSETS
Cash and due from financial institutions	$177	$6,877
Federal funds sold	13,820	12,535
Cash and cash equivalents	13,997	19,412

Securities available for sale	56,943	31,992
Loans	545,518	348,586
Allowance for loan losses	(6,968)	(4,399)
Net loans	538,550	344,187

Premises and equipment, net	1,633	769
Accrued interest receivable	4,116	2,148
Restricted equity securities	633	383
Deferred tax asset	635	490
Other assets	7,011	4,659

Total assets	$623,518	$404,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$17,001	$33,372
Interest-bearing	543,566	334,333
Total deposits	560,567	367,705

Accrued interest payable	1,728	1,126
Long-term subordinated debt	8,248	8,248
Accrued bonuses	623	430
Other liabilities	1,128	101
Total liabilities	572,294	377,610
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value. Authorized 10,000,000 shares at December 31, 2006 and 5,000,000 at December 31, 2005; Issued and outstanding 4,451,674 at December 31, 2006 and 3,238,674 at December 31, 2005	2,226	1,619
Additional paid-in capital	40,755	21,401
Retained earnings	8,530	3,781
Accumulated other comprehensive loss	(287)	(371)
Total shareholders’ equity	51,224	26,430

Total liabilities and shareholders’ equity	$623,518	$404,040

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands except share data)	2006	2005	2004
Interest income
Loans, including fees	$38,382	$22,488	$12,497
Securities	2,216	980	616
Federal funds sold	647	165	72
Total interest income	41,245	23,633	13,185

Interest expense
Deposits	21,216	9,567	4,257
Other	652	439	8
Total interest expense	21,868	10,006	4,265

Net interest income	19,377	13,627	8,920

Provision for loan losses	4,350	3,700	2,420

Net interest income after provision for loan losses	15,027	9,927	6,500

Non interest income
Service charges on deposit accounts	202	114	24
Mortgage banking	89	105	130
Securities gains	—	4	33
Gain on sale of loans	2,025	1,106	504
Loss on repossessions	(538)	(86)	(46)
Other	(15)	68	155
Total non interest income	1,763	1,311	800

Non interest expense
Salaries and employee benefits	5,047	3,700	2,604
Occupancy and equipment	844	629	473
Data processing fees	701	474	350
Professional fees	786	398	314
Other	1,678	1,045	811
Total non interest expense	9,056	6,246	4,552

Income before income taxes	7,734	4,992	2,748

Income tax expense	2,985	1,925	1,082

Net income	$4,749	$3,067	$1,666

Earnings per share (EPS):
Basic EPS	$1.24	$0.95	$0.57
Diluted EPS	1.14	0.87	0.53

Weighted average shares outstanding:
Basic	3,822,655	3,238,674	2,933,818
Diluted	4,157,338	3,517,408	3,166,794

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005, and 2004

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid-In	Earnings	Comprehensive	Shareholders’
(dollars in thousands except share data)	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2003	$1,230	$13,246	$(952)	$(126)	$13,398
Comprehensive income
Net income	—	—	1,666	—	1,666
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	12	12
Reclassification adjustment for gains included in net income, net of $13 in tax	—	—	—	(20)	(20)

Total comprehensive income	—	—	—	—	1,658

Issuance of 775,000 common shares	388	8,137	—	—	8,525

Exercise of stock options to purchase 3,000 common shares	1	18	—	—	19

Balance at December 31, 2004	1,619	21,401	714	(134)	23,600
Comprehensive income
Net income	—	—	3,067	—	3,067
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	(234)	(234)
Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	(3)	(3)

Total comprehensive income					2,830

Balance at December 31, 2005	1,619	21,401	3,781	(371)	26,430
Comprehensive income
Net income	—	—	4,749	—	4,749
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	84	84

Total comprehensive income	—	—	—	—	4,833

Issuance of 1,150,000 common shares	575	18,452	—	—	19,027
Exercise of stock options to purchase 63,000 common shares and related tax benefit	32	820	—	—	852
Stock based compensation expense	—	82	—	—	82

Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands except share data)	2006	2005	2004

Cash flows from operating activities
Net income	$4,749	$3,067	$1,666
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	259	171	165
Provision for loan losses	4,350	3,700	2,420
FHLB stock dividends	(32)	(17)	(9)
Stock-based compensation expense	82	—	—
Deferred income tax	(198)	254	56
Net amortization of investment securities	14	40	52
Gain on sales of securities	—	(4)	(33)
Change in:
Accrued interest receivable	(1,968)	(1,045)	(481)
Accrued interest payable	602	681	276
Other assets	(2,118)	(3,481)	(837)
Other liabilities	1,220	53	264
Net cash from operating activities	6,960	3,419	3,539

Cash flows from investing activities
Purchases of securities available for sale	(26,781)	(17,315)	(13,938)
Proceeds from sales of securities available for sale	—	1,489	4,909
Proceeds from maturities, prepayments and calls of securities available for sale	1,953	2,104	3,284
Investment in unconsolidated subsidiary	—	(248)	—
Net change in loans	(198,947)	(134,561)	(82,559)
Purchases of Federal Home Loan Bank Stock	(218)	(125)	(82)
Net purchases of premises and equipment	(1,123)	(330)	(101)
Net cash used by investing activities	(225,116)	(148,986)	(88,487)

Cash flows from financing activities
Net change in deposits	192,862	146,311	79,101
Proceeds from long-term subordinated debt	—	8,248	—
Proceeds from issuance of common stock	19,027	—	8,525
Proceeds from exercise of common stock options	596	—	19
Excess tax benefit from option exercises	256	—	—
Net cash provided by financing activities	212,741	154,559	87,645

Net change in cash and cash equivalents	(5,415)	8,992	2,697

Cash and cash equivalents at beginning of period	19,412	10,420	7,723

Cash and cash equivalents at end of period	$13,997	$19,412	$10,420

Supplemental cash flow information:
Cash paid during period for interest	$21,266	$9,325	$3,989
Cash paid during period for income taxes	2,075	2,089	780

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

Tax leases: Tax leases comprised $6,936,000 and $4,481,000 of loans on the balance sheet at December 31, 2006 and 2005 respectively. In accordance with the Statement of Financial Accounting Standards No. 140, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, at the time of investment, the tax lease asset is recorded along with unearned interest income followed by periodic journal entries to record the interest income and maintain an accurate representation of the investment balance. The current balance is part of “Loans” on the balance sheet and as “Other” on the Summary of Loans in Note 3. For 2006, the tax leases created a net timing difference of $1,550,007.  Net deductions of $1,550,007 were allowed for tax, but not book. For 2005, the tax leases created a net timing difference of $787,948.  Net deductions of $787,948 were allowed for tax, but not book.

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

Stock-Based Compensation:  Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method.  Accordingly, the Corporation has recorded stock-based employee compensation cost using the fair value method starting in 2006.  For 2006, adopting this standard resulted in a reduction of income before income taxes of $82,000, a reduction in net income of $51,000, a decrease in basic and diluted earnings per share of $.01 and $.01.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for the years ending December 31, 2005 and 2004.

(dollars in thousands except share data)	2005	2004

Net income as reported	$3,067	$1,666
Deduct: Stock-based compensation expense determined under fair value based method	245	141

Pro forma net income	$2,822	$1,525

Basic earnings per share as reported	$0.95	$0.57
Pro forma basic earnings per share	0.87	0.52

Diluted earnings per share as reported	0.87	0.53
Pro forma diluted earnings per share	0.80	0.48

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004

Risk-free interest rate	3.96%	3.23%
Expected option life	5years	7 years
Dividend yield	0.0%	0.0%

The weighted average fair value of options granted during the year was $4.03 for 2005, and $2.23 for 2004.

Stock Issuance: On June 27, 2006, the Corporation’s Registration Statement on Form S-1 (File No. 333-133539) was declared effective by the SEC.  Pursuant to the Registration Statement, the Corporation registered 1,150,000 shares of its common stock at a price of $18.00 per share.  On July 3, 2006, the Corporation received $16,920,000 of net proceeds from the sale of 1,000,000 shares of its common stock in connection with its public offering, and on July 28, the Corporation received $2,538,000 of net proceeds from the sale of 150,000 additional shares of its common stock issued in connection with the underwriters’ over-allotment option.  As of July 28, 2006, all 1,150,000 shares offered under the Registration Statement had been fully subscribed. FTN Midwest Securities Corp. and Sterne, Agee & Leach, Inc. were the managing underwriters for the offering.  The total expenses incurred for the Corporation’s account in connection with the issuance and distribution of the securities were $431,000. The net offering proceeds to the Corporation after deducting the total expenses were $19,027,000.  These net proceeds were used to repay the $5,000,000 outstanding balance on our revolving line of credit, to fund the continued expansion of our franchise and for general corporate purposes in accordance with the Corporation’s Registration Statement on Form S-1 as amended.

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

Advertising Costs:  Advertising costs are generally charged to operations in the year incurred and totaled $206,000, $140,000, and $35,000 in 2006, 2005, and 2004.

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

Restrictions on Cash:  Cash on hand or on deposit with other banks of $220,000 and $101,000 was required to meet regulatory reserve and clearing requirements at year-end 2006 and 2005 respectively. These balances do not earn interest.

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

Adoption of New Accounting Standards: Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment.  See “Stock-Based Compensation” above for further discussion of the effect of adopting this standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006.  SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered.  Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.  The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006.  The adoption of SAB 108 had no effect on the Corporation’s financial statements for the year ending December 31, 2006.

Recently Issued Accounting Standards: New accounting standards have been issued that the Corporation does not expect will have a material effect on the financial statements when adopted in future years or for which the Corporation has not yet completed its evaluation of the potential effect upon adoption.  In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, establish a hierarchy about the assumptions used to measure fair value for 2008, change the recognition threshold and measurement guidance for tax positions that contain significant uncertainty in 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007.

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

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
(dollars in thousands)	Value	Gains	Losses

2006

U.S. Government agencies	$45,479	$134	$(514)
Mortgage-backed securities	6,465	—	(207)
Corporate debt securities	319	—	(16)
Corporate bonds	4,126	—	(34)
Other	554	174	—

	$56,943	$308	$(771)

2005

U.S. Government agencies	$21,791	$7	$(411)
Mortgage-backed securities	7,805	—	(254)
Corporate debt securities	399	—	(18)
Corporate bonds	1,537	—	(4))
Other	460	80	—

	$31,992	$87	$(687)

Contractual maturities of debt securities at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Fair Value

Due in less than one year	$499
Due after one through five years	13,822
Due after five through ten years	20,878
Due after ten years	15,279
Mortgage-backed securities	6,465

$56,943

Gross gains of $0, $4,000, and $33,000 on sales of securities were recognized in 2006, 2005, and 2004. Securities carried at $10,535,000 and $7,112,000 at December 31, 2006 and 2005 were pledged to secure deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

(dollars in thousands)	2006	2005

Federal Home Loan Bank stock	$633	$383

Securities with unrealized losses at year-end 2006 and 2005, and the length of time they have been in continuous loss positions are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

2006

U.S.Government agencies	$22,721	$94	$22,758	$420	$45,479	$514
Corporate Bonds	—	—	4,126	34	4,126	34
Corporate Debt Securities	—	—	319	16	319	16
Mortgage-backed securities	—	—	6,465	207	6,465	207

Total temporarily impaired	$22,721	$94	$33,668	$677	$56,389	$771

2005

U.S.Government agencies	$14,558	$155	$7,233	$256	$21,791	$411
Corporate Bonds	1,537	4	—	—	1,537	4
Corporate Debt Securities	—	—	399	18	399	18
Mortgage-backed securities	1,873	35	5,932	219	7,805	254

Total temporarily impaired	$17,968	$194	$13,564	$493	$31,532	$687

Unrealized losses on securities have not been recognized into income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The unrealized losses on mortgage-backed securities and corporate securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value of the securities above is expected to recover as the securities approach their maturity dates and/or market rates decline.

NOTE 3 - LOANS

A summary of loans outstanding by category at December 31:

(dollars in thousands)	2006	2005
Real estate:
Construction	$74,482	$38,279
1 to 4 family residential	22,873	18,358
Other	83,985	50,371
Commercial, financial and agricultural	353,996	233,948
Consumer	3,246	3,149
Other	6,936	4,481
	545,518	348,586
Less: Allowance for loan losses	(6,968)	(4,399)

Net loans	$538,550	$344,187

The Bank records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The amount of the proceeds for loans that were transferred with recourse that were recorded as sales for each period follows.

(dollars in thousands)	2006	2005	2004

Proceeds from loans transferred with recourse	$26,022	$19,571	$2,302

The Bank services loans for the benefit of others. The amount of loans being serviced for the benefit of others at year end for each period follows.

	December 31,
(dollars in thousands)	2006	2005	2004

Amount of loans being serviced	$66,465	$36,094	$19,157

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

Loans to principal officers, directors, and their affiliates in 2006 were as follows.

(dollars in thousands)	2006

Beginning balance	$6,465
New loans	3,788

Repayments	(1,529)

Ending balance	$8,724

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

(dollars in thousands)	2006	2005	2004

Balance at beginning of year	$4,399	$2,841	$2,000
Provision charged to operating expenses	4,350	3,700	2,420
Loans charged-off	(2,037)	(2,411)	(1,655)
Recoveries	256	269	76

Balance at end of year	$6,968	$4,399	$2,841

Impaired loans were as follows:

(dollars in thousands)	2006	2005

Loans with allocated allowance for loan losses	$2,689	$2,928

Amount of the allowance for loan losses unallocated	$1,539	$942

	2006	2005	2004

Average of impaired loans during the year	$2,719	$4,444	$1,430

The amount of interest income recognized for the time that these loans were impaired during 2006, 2005, and 2004 was not material to the financial statements.

Nonperforming loans were as follows:

(dollars in thousands)	2006	2005	2004

Loans past due over 90 days still on accrual	$940	$352	$111
Nonaccrual loans	2,689	2,928	2,161

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31, 2006 and 2005. Depreciation expense for 2006, 2005, and 2004 was $259,000, $171,000, and $165,000.

(dollars in thousands)	2006	2005

Leasehold improvements	$901	$440
Furniture and equipment	1,645	983
	2,546	1,423
Less: Allowance for depreciation	913	654

	$1,633	$769

The Bank leases office space, furniture and equipment under operating leases. Rent expense recognized in 2006, 2005, and 2004 amounted to $352,000, $268,000, and $226,000. The remaining minimum lease payments related to the leases are as follows, before considering renewal options that generally are present.

(dollars in thousands)
2007	$353
2008	346
2009	348
2010	353

$1,400

NOTE 6 - DEPOSITS

Time deposits greater than $100,000 amounted to $227,917,000 in 2006 and $122,798,000 in 2005.

At December 31, 2006, scheduled maturities of time deposits are as follows:

(dollars in thousands)

2007	$316,813
2008	45,873
2009	16,460
2010	32,809
2011	4,272

Deposits held at the Bank by directors, executive officers, and their related interests were approximately $7,958,000 and $8,867,000 at December 31, 2006 and 2005.

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER DEBT

The Federal Home Loan Bank (FHLB) of Cincinnati advances funds to the Bank with the requirement that the advances are secured by securities and qualifying loans, essentially home mortgages (1-4 family residential). The Bank has an available line of $11,047,407 with FHLB. To participate in this program, the Bank is required to be a member of the Federal Home Loan Bank and own stock in the FHLB. The Corporation has $633,000 of such stock at December 31, 2006 to satisfy this requirement.

At December 31, 2006, the Bank had received no advances from the FHLB and therefore had pledged no securities or qualifying loans.

The Bank has approximately $25,400,000 in available federal funds lines (or the equivalent thereof) with correspondent banks.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) recognized in each year is made up of current and deferred Federal and State tax amounts shown below:

(dollars in thousands)	2006	2005	2004

Current Federal	$2,730	$1,385	$852
Current State	453	286	174
Deferred Federal	(164)	213	46
Deferred State	(34)	41	10

	$2,985	$1,925	$1,082

The tax effect of each type of temporary difference that results in net deferred tax assets and liabilities is as follows:

(dollars in thousands)	2006	2005
Asset (liability)
Allowance for loan losses	$1,994	$936
Tax leases	(895)	(302)
Unrealized loss on securities	175	228
Depreciation	(47)	(60)
SFAS 140 income adjustments	(792)	(382)
Other, net	200	70

Balance at end of year	$635	$490

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) follows:

(dollars in thousands)	2006	2005	2004

Tax expense at statutory rate	$2,630	$1,698	$934
State income tax effect	277	216	120
Other	78	11	28

Income tax expense	$2,985	$1,925	$1,082

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk:

	2006		2005
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate

Commitments to extend credit	$9,601	$65,123	$2,404	$38,859
Standby letters of credit and financial guarantees	—	5,776	—	5,686

Commitments to make loans are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 6.00% to 10.25% and maturities ranging from 6 months to 6 years.

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

NOTE 10 – EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have satisfied the minimum age and service requirements. The Bank may make discretionary contributions and employees vest in employer contributions over five years. The Bank made no contributions to the plan during 2006, 2005 and 2004.

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

The Corporation and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized”, “adequately capitalized”, and “well capitalized”. As of December 31, 2006 and 2005, the most recent notification from the Bank’s regulatory authority categorized the Corporation and the Bank as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Corporation and the Bank’s category.

The Bank and the Corporation’s capital amounts and ratios at December 31, 2006 and 2005 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2006

Total risk-based
Bank	$59,514	10.5%	$45,561	8.0%	$56,951	10.0%
Corporation	$66,478	11.7%	$45,561	8.0%	n/a

Tier 1 to risk-based
Bank	$52,547	9.2%	$22,781	4.0%	$34,171	6.0%
Corporation	$59,511	10.5%	$22,781	4.0%	n/a

Tier 1 leverage
Bank	$52,547	8.8%	$23,949	4.0%	$29,936	5.0%
Corporation	$59,511	9.9%	$23,959	4.0%	n/a

2005

Total risk-based
Bank	$38,250	10.5%	$29,132	8.0%	$36,415	10.0%
Corporation	$39,201	10.8%	$29,111	8.0%	n/a

Tier 1 to risk-based
Bank	$33,851	9.3%	$14,566	4.0%	$21,849	6.0%
Corporation	$34,802	9.6%	$14,566	4.0%	n/a

Tier 1 leverage
Bank	$33,851	9.1%	$14,559	4.0%	$18,599	5.0%
Corporation	$34,802	9.3%	$14,969	4.0%	n/a

NOTE 12 – STOCK OPTIONS

The following is a summary of certain rights and provisions of the options the Corporation has issued. All options and the related strike price reflect the impact of the two-for-one stock split on December 31, 2003. All options expire ten years from the date of grant.

The original fourteen incorporators and members of the Board of Directors were granted an aggregate of 122,500 options to purchase shares at $5.00 per share in connection with organization activities. Each of the 122,500 options were immediately vested on the date of grant. In 2002 and 2006, 10,000 and 11,000 options respectively were exercised leaving 101,500 options outstanding to purchase shares.

In August 2003, the Board of Directors approved an option plan for active directors and incorporators in recognition of their four years of service to the Bank without compensation. An aggregate of 320,000 options to purchase shares at a price of $10.50 per share were included in this plan. The 320,000 options were immediately vested on the date of grant. In 2006, 50,000 options were exercised leaving 270,000 options outstanding to purchase shares.

Pursuant to employment agreements, executive officers received options equal to 14% of the shares sold in the original offering at an exercise price of $5.00 per share. Based on the initial sale of 1,817,440 shares, executive officer options totaled 254,440 and vest over three years. Of this total, 24,232 options were exercised and 12,116 options were forfeited in 2002, and 2,000 options were exercised in 2004. In 2006, 1,000 options were exercised leaving an outstanding balance of 215,092 options to purchase shares. In February 2003, three executive officers were granted 30,000 options each at an exercise price of $7.50 to vest over three years. In March 2004, three executive officers were granted 20,000 options each at an exercise price of $11.00. These options were immediately vested on the date of grant. In August 2005, one executive officer was granted 5,000 options. Of these 2,500 options immediately vested and the remaining vested one year later. In November 2005, one executive officer was granted 6,250 options that immediately vested. Of these 2005 grants, all 11,250 options were outstanding at December 31, 2006.

The Board of Directors has granted incentive options to various employees who are not executive officers. Incentive options are used for recruiting and retention purposes and to recognize performance. Employee incentive options include 13,000 options to purchase shares at $5.00 per share granted in 2000 and 2001. 5,000 options to purchase shares have been forfeited by former employees, 3,000 options were exercised on December 31, 2003, and 1,000 options were exercised in 2004. The remaining 4,000 are fully vested. In March 2003, 9,000 options to purchase shares at $7.50 per share were granted. In December 2003, 31,000 options to purchase shares at $10.50 per share were granted. Of these, 5,000 options were forfeited in 2004. In 2006, 1,000 options were exercised leaving 25,000 options to purchase shares. All of these incentive options vested in two years. In July 2005 and August 2005, 69,000 and 10,000 options respectively were granted. On each grant date half immediately vested with the remaining options vesting one year later. In November 2005, 10,000 options were granted to employees and were immediately vested. Of these 2005 grants, 3,750 options were forfeited leaving 85,250 options outstanding to purchase shares.

A summary of the activity in the plan is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	937,842	$8.85	837,592	$7.99	785,592	$7.77
Granted	—	—	100,250	16.00	60,000	11.00
Exercised	(63,000)	9.45	—	—	(3,000)	5.00
Forfeited or expired	(3,750)	16.00	—	—	(5,000)	10.50

Outstanding at end of year	871,092	$8.78	937,842	$8.85	837,592	$7.99

Options exercisable at year-end	871,092		865,842		757,592

At December 31, 2006, options outstanding had a weighted average remaining contractual term of 5.3 years and an aggregate intrinsic value of $19,573,437. At December 31, 2006, options exercisable had a weighted average remaining contractual term of 5.3 years and an aggregate intrinsic value of $19,573,437. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under our stock option plans was $667,500, $0 and $18,000 respectively. As of December 31, 2006, there was no unrecognized compensation costs related to nonvested stock options granted.

Options outstanding at year-end 2006 were as follows:

	Outstanding		Exerciseable
		Weighted
		Average		Weighted
		Remaining		Average
Exercise		Contractual		Exercise
Prices	Number	Life	Number	Price

$5.00	320,592	3.0 years	320,592	$5.00
$7.50	99,000	6.0 years	99,000	$7.50
$10.50	295,000	6.0 years	295,000	$10.50
$11.00	60,000	7.0 years	60,000	$11.00
$16.00	96,500	8.8 years	96,500	$16.00

Outstanding at year-end	871,092	5.3 years	871,092	$8.78

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

The estimated fair values of the Bank’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from financial institutions	$177	$177	$6,877	$6,877
Federal funds sold	13,820	13,820	12,535	12,535
Securities available for sale	56,943	56,943	31,992	31,992
Loans, net	538,550	537,756	344,187	347,646
Accrued interest receivable	4,116	4,116	2,148	2,148
Restricted equity securities	633	633	383	383
Financial liabilities
Deposits	$560,567	$562,175	$367,705	$367,544
Accrued interest payable	1,728	1,728	1,126	1,126
Subordinated long term debt	8,248	8,066	8,248	8,316

NOTE 14 – EMPLOYMENT AGREEMENTS

The Corporation has entered into two-year automatically renewable employment agreements with four executive officers. In the event of a change in control of the Corporation, or an officer is terminated without cause, the Corporation has an obligation to pay 2.99 times the officer’s annual salary and bonus which combined is not to be less than the previous year’s salary and bonus.

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

The Corporation’s charter authorizes 10,000,000 shares of common stock at a $.50 par value (after two-for-one stock split). A two-for-one stock split was distributed to shareholders of record on December 31, 2003 resulting in the issuance of 1,230,337 shares of common stock. The stock split increased the number of outstanding shares of Common Stock to 2,460,674 and reduced the par value per share to $0.50. Share data and all relevant portions of the presented financial statements and notes have been adjusted to reflect the stock split.

In January 2000, 1,819,440 common shares were issued at $5.00 per share. In December 2002, 166,656 common shares were issued at $7.50 per share and 34,232 common shares were purchased through the exercise of stock options. In June through August 2003, 437,346 common shares were issued at $9.00 per share and 3,000 common shares were purchased through the exercise of stock options. In March through August 2004, 775,000 common shares were issued at $11.00 per share and 3,000 common shares were purchased through the exercise of stock options. On July 3, 2006, the Corporation issued 1,000,000 shares of its common stock at a price of $18.00 per share in connection with its public offering, and on July 28, the Corporation issued 150,000 additional shares of its common stock at a price of $18.00 per share in connection with the underwriters’ over-allotment option. An additional 63,000 shares were purchased in 2006 through the exercise of stock options. At December 31, 2006, 4,451,674 common shares are outstanding.

NOTE 16 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Tennessee Commerce Bancorp, Inc. follows.

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2006	2005
ASSETS
Cash and cash equivalents	$6,308	$800
Investment in banking subsidiary	52,260	33,479
Interest receivable	1	1
Other	1,204	421

Total assets	$59,773	$34,701

LIABILITIES AND EQUITY
Interest Payable	$23	$23
Other short term payables	278	—
Subordinated long term debt	8,248	8,248
Shareholders’ equity	51,224	26,430

Total liabilities and equity	$59,773	$34,701

CONDENSED STATEMENTS OF INCOME

	For Years ended December 31,
	2006	2005	2004

Dividend and interest income	$17	$12	—
Interest expense	(597)	(416)	—
Non-interest expense	(826)	(46)	(34)

Income (loss) before income tax and undistributed subsidiary income	(1,406)	(450)	(34)
Income Tax (Expense) Benefit	542	173
Equity in undistributed subsidiary income	5,613	3,344	1,700

Net income	$4,749	$3,067	$1,666

CONDENSED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$4,749	$3,067	$1,666
Adjustments:
Change in other assets and liabilities	(507)	(150)	—
Equity in undistributed subsidiary income	(5,613)	(3,344)	(1,700)
Net cash from operating activities	(1,371)	(427)	(34)

Cash flows from investing activities
Investments in subsidiaries	(13,000)	(7,000)	(8,325)
Other assets	—	(248)	—

Net cash from investing activities	(13,000)	(7,248)	(8,325)

Cash flows from financing activities
Proceeds from subordinated long term debt	—	8,248	—
Proceeds from stock issue	19,027	—	8,525
Proceeds from exercise of stock options and excess tax benefit	852	—	19
Net cash from financing activities	19,879	8,248	8,544

Net change in cash and cash equivalents	5,508	573	185

Beginning cash and cash equivalents	800	227	42

Ending cash and cash equivalents	$6,308	$800	$227

NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)	2006	2005	2004
Basic
Net income	$4,749	$3,067	$1,666

Weighted average common shares outstanding	3,822,655	3,238,674	2,933,818

Basic earnings per common share	$1.24	$0.95	$0.57

Diluted
Net income	$4,749	$3,067	$1,666

Weighted average common shares outstanding for basic earnings per common share	3,822,655	3,238,674	2,933,818
Add: Dilutive effects of assumed exercises of stock options	334,683	278,734	232,976

Average shares and dilutive potential common shares	4,157,338	3,517,408	3,166,794

Diluted earnings per common share	$1.14	$0.87	$0.53

No options were antidilutive for 2006, 2005 and 2004.

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

NOTE 19 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the years ended December 31, 2006 and 2005 follows:

	First	Second	Third	Fourth
(in thousands except share data)	Quarter	Quarter	Quarter	Quarter
2006
Interest income	$8,404	$9,354	$11,000	$12,487
Net interest income	4,255	4,443	5,126	5,553
Provision for loan losses	1,000	1,000	1,150	1,200
Income before taxes	1,482	1,516	2,164	2,572
Net income	909	932	1,330	1,578
Basic earnings per share	$.28	$.29	$.31	$.36
Diluted earnings per share	$.25	$.27	$.29	$.33

2005
Interest income	$4,673	$5,548	$6,373	$7,039
Net interest income	3,048	3,342	3,606	3,631
Provision for loan losses	650	1,150	1,000	900
Income before taxes	1,081	1,096	1,272	1,543
Net income	662	621	720	1,064
Basic earnings per share	$.20	$.19	$.22	$.34
Diluted earnings per share	$.19	$.18	$.21	$.29