Form 10-Q
period 2007-03-31
Tennessee Commerce Bancorp, Inc.
filed 2007-05-14
CIK 1323033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Yes ☐                No ☒

As of May 2, 2007 there were 4,507,024 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(dollars in thousands except share data)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$7,538	$177
Federal funds sold	3,434	13,820
Cash and cash equivalents	10,972	13,997
Securities available for sale	58,943	56,943
Loans	591,245	545,518
Allowance for loan losses	(7,758)	(6,968)
Net loans	583,487	538,550

Premises and equipment, net	1,583	1,633
Accrued interest receivable	4,413	4,116
Restricted equity securities	633	633
Deferred tax asset	588	635
Other assets	8,555	7,011

Total assets	$669,174	$623,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$21,205	$17,001
Interest-bearing	582,636	543,566
Total deposits	603,841	560,567

Accrued interest payable	1,749	1,728
Long-term subordinated debt	8,248	8,248
Other liabilities	1,842	1,751
Total liabilities	615,680	572,294
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value. Authorized 10,000,000 shares at March 31, 2007 and at December 31, 2006; issued and outstanding 4,495,024 at March 31, 2007 and 4,451,674 at December 31, 2006	2,247	2,226
Additional paid-in capital	41,521	40,755
Retained earnings	9,936	8,530
Accumulated other comprehensive loss	(210)	(287)
Total shareholders’ equity	53,494	51,224

Total liabilities and shareholders’ equity	$669,174	$623,518

Note: The balance sheet presented above at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(dollars in thousands except share data)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans, including fees	$12,099	$7,847
Securities	764	451
Federal funds sold	108	106
Total interest income	12,971	8,404

Interest expense
Deposits	7,226	4,002
Other	160	147
Total interest expense	7,386	4,149

Net interest income	5,585	4,255

Provision for loan losses	1,500	1,000

Net interest income after provision for loan losses	4,085	3,255

Non interest income
Service charges on deposit accounts	61	49
Securities gains (losses)	10	—
Gain on sale of loans	817	254
Other	(66)	(58)
Total non-interest income	822	245

Non interest expense
Salaries and employee benefits	1,472	1,200
Occupancy and equipment	268	200
Data processing fees	226	157
Professional fees	238	191
Other	411	270
Total non-interest expense	2,615	2,018

Income before income taxes	2,292	1,482

Income tax expense	886	573
Net income	$1,406	$909

Earnings per share (EPS):
Basic EPS	$0.31	$0.28
Diluted EPS	0.29	0.25

Weighted average shares outstanding:
Basic	4,480,289	3,240,563
Diluted	4,827,045	3,565,727

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(dollars in thousands except share data)

				Accumulated
				Other
		Additional	Retained	Comprehensive	Total
	Common	Paid-In	Earnings	Income	Shareholders’
	Stock	Capital	(Deficit)	(Loss)	Equity
Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430
Comprehensive income
Net income	—	—	909	—	909
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(129)	(129)

Total comprehensive income					780

Stock option transactions	1	66	—	—	67

Balance at March 31, 2006	$1,620	$21,467	$4,690	$(500)	$27,277

Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224
Comprehensive income
Net income	—	—	1,406	—	1,406
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	77	77

Total comprehensive income					1,483

Stock option transactions	21	766	—	—	787

Balance at March 31, 2007	$2,247	$41,521	$9,936	$(210)	$53,494

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(dollars in thousands except share data)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$1,406	$909
Adjustments to reconcile net income to net cash used by operating activities
Depreciation	84	50
Deferred loan fees	(102)	(10)
Provision for loan losses	1,500	1,000
FHLB stock dividends	—	(6)
Stock-based compensation expense	—	44
Deferred Income Tax	(1)	(18)
Net amortization of investment securities	2	8
Gain on sales of securities	(10)	—
Change in:
Accrued interest payable	21	(44)
Accrued interest receivable	(297)	(433)
Other assets and liabilities	(1,478)	37
Net cash from operating activities	1,125	1,537

Cash flows from investing activities
Purchases of securities available for sale	(11,005)	(8,625)
Proceeds from sales of securities available for sale	8,319	—
Proceeds from maturities, prepayments and calls of securities available for sale	819	356
Investment in unconsolidated subsidiary	—	—
Net change in loans	(46,335)	(36,067)
Purchases of Federal Home Loan Bank Stock	—	—
Net purchases of premises and equipment	(34)	(104)
Net cash from investing activities	(48,236)	(44,440)

Cash flows from financing activities
Net change in deposits	43,274	33,272
Net change in Fed Funds purchased and repurchase agreements	25	—
Proceeds from issuance of common stock	—	—
Proceeds from exercise of common stock options	787	23
Excess tax benefit from option exercises	—	—
Net cash from financing activities	44,086	33,295

Net change in cash and cash equivalents	(3,025)	(9,608)

Cash and cash equivalents at beginning of period	13,997	19,412

Cash and cash equivalents at end of period	$10,972	$9,804

Supplemental cash flow information:
Cash paid during period for interest	$7,365	$4,193
Cash paid during period for income taxes	1,039	55

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

The unaudited consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the 2006 consolidated financial statements and footnotes thereto included in our Form 10K.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Three Months Ended March 31,
	2007	2006
Basic
Net income	$1,406	$909

Weighted average common shares outstanding	4,480,289	3,240,563

Basic earnings per common share	$0.31	$0.28

Diluted
Net income	$1,406	$909

Weighted average common shares outstanding for basic earnings per common share	4,480,289	3,240,563
Add: Dilutive effects of assumed exercises of stock options	346,756	325,164

Average shares and dilutive potential common shares	4,827,045	3,565,727

Diluted earnings per common share	$0.29	$0.25

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

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending March 31, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending March 31, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of March 31, 2007 based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2007, there were no stock option grants and all options outstanding were vested prior to that period. There was no stock-based expense recognized for the three months ended March 31, 2007.

A summary of the activity in the stock option plan is as follows :

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Term	Value (1)
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2006	871,092	$8.77
Granted	—	—
Exercised	(43,350)	10.83
Forfeited or expired	—	—
Outstanding at March 31, 2007	827,742	$8.67	4.98	$15,172
Outstanding and expected to vest at March 31, 2007	827,742	$8.67	4.98	$15,172
Options exercisable at March 31, 2007	827,742	$8.67	4.98	$15,172

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our stock of $27.00 per common share for the 827,742 options that were in-the-money at March 31, 2007.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of grant date shown below. No options were granted during the three months ending March 31, 2007. The options granted in 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26 respectively.

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

Note 6 — New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Our adoption of FIN 48 did not have a material effect on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion about us and management’s analysis of our operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although we believe that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ materially from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting our customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting our financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. These factors are unpredictable and beyond our control, so earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing our financial condition and results of operations, and not to predict the future or to guarantee results.  We are unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks and at March 31, 2007 we had an earning asset ratio of 96.52%.

The business bank model is also highly efficient.  We target the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a smaller, more highly-trained staff.  Management targets an average assets per employee ratio of $7.5 million, compared to the average ratio of approximately $4.1 million assets per employee for middle Tennessee banks at the end of the fourth quarter 2006. At March 31, 2007, assets per employee were $12.6 million.

In addition to our Williamson County and Nashville MSA focus, we have also developed an expertise in indirect lending that allows us to access a national market. The transactions are fixed rate monthly installment loans originated through a third party equipment vendor or financial services company. Our national market lending is divided into two programs based on loan size. In the first program, through an established network of vendors and financial service companies, we have opportunities to finance business asset secured loan transactions for national middle-market and investment grade companies. In the second program, a different network of vendors and financial service companies located in Tennessee, Alabama, Georgia, California and Michigan partner with us in financing smaller transactions (generally $150,000 or less per transaction). Both national market programs provide geographic and collateral diversity for the portfolio.

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

Overview of Operating Results for the Three Months ended March 31, 2007 and March 31, 2006 and Financial Condition at March 31, 2007 and December 31, 2006.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 reflected a 54.68% increase in net income and a 16% increase in diluted earnings per share. The increase in earnings resulted primarily from a 31.26% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense. For the three months ended March 31, 2007, net income was $1,406, an increase of $497 or 54.68% compared to net income of $909 for the same period in 2006. Diluted earnings per share increased $0.04 per share or 16% for the three months ended March 31, 2007 compared to the same period in 2006. The three months ended March 31, 2007, reflected a continuation of the Bank’s trend of rapid asset growth increasing by $45,656 or 7.32% from $623,518 at December 31, 2006 to $669,174 at March 31, 2007. Net loans increased by 8.34% or $44,937 from December 31, 2006 to March 31, 2007, while total deposits increased by 7.72% or $43,274 during that same period.

Comparison of Operating Results for the Three Months ended March 31, 2007 and March 31, 2006

Net Income - Net income for the quarter ended March 31, 2007 was $1,406 an increase of $497 or 54.68%, compared to the net income of $909 for the quarter ended March 31, 2006.  The increase is attributable to a 31.26% increase in net interest income from $4,255 for the quarter ended March 31, 2006 to $5,585 for the same period in 2007. The increase of $1,330 in net interest income was the result of our overall growth, including a 53.85% increase in net loan balances at March 31, 2007 compared to the same date in 2006. This increase in net interest income was partially offset by increased non-interest expense. Non-interest expense increased by 29.58% to $2,615 for the three month period ended March 31, 2007 compared to $2,018 for the same period in 2006. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006	% Change

Interest income	$12,971	$8,404	54.34%
Interest expense	7,386	4,149	78.02
Net interest income	5,585	4,255	31.26
Provision for loan losses	1,500	1,000	50.00
Net interest after provision for loan losses	4,085	3,255	25.50
Non-interest income	822	245	235.51
Non-interest expense	2,615	2,018	29.58
Net income before taxes	2,292	1,482	54.66
Income tax expense	886	573	54.62
Net income	$1,406	$909	54.68%

Net Interest Income - Net interest income for the quarter ended March 31, 2007 was $5,585 compared to $4,255 for the same period in 2006, a gain of $1,330 or 31.26%.  The increase of $1,330 in net interest income was the result of our overall growth, including a 53.85% increase in net loan balances at March 31, 2007 compared to the same date in 2006.

Provision for Loan Losses - The provision for loan losses for the three months ended March 31, 2007 was $1,500, an increase of $500, or 50%, above the provision of $1,000 expensed in the same period in 2006.  This increase was primarily due to the increase in loan volume. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At March 31, 2007, the loan loss reserve of $7,758 was 1.31% of gross loans of $591,245.

Non-interest Income - Non-interest income increased by 235.51% or $577, from $245 in the quarter ended March 31, 2006 to $822 for the same period in 2007. The increase was primarily due to gain on loan sales.  The gain on loan sales was $817 and $254 for the three month periods ended March 31, 2007 and 2006 respectively.

Non-interest Expense - Non-interest expense for the three months ended March 31, 2007 was $2,615, an increase of $597 or 29.58%, over the $2,018 expensed in the same period in 2006.  Approximately 45.56% of the increase was due to additional employee expense. At March 31, 2007, we had 53 full time employees.

Net Interest Income - Net interest income for the three months ended March 31, 2007 was $5,585 compared to $4,255 for the same period in 2006, an increase of $1,330 or 31.26%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the three months ended March 31 increased by 54.14% or $196,760 from $363,408 for that period in 2006 to $560,168 for the same period in 2007. Loan growth was matched by an increase in average interest bearing deposits from $367,933 for the three months ended March 31, 2006 to $560,863 for the same period in 2007 — an increase of $192,930 or 52.44%.

Net Interest Margin - The net interest margin decreased from 4.18% for the three months ended March 31, 2006 to 3.62% for the same period in 2007 due to an increase in the cost of funds which offset an increase in the yield on earning assets.  Interest income increased by $4,567 or 54.34%, from $8,404 during the three months ended March 31, 2006 to $12,971 during the same period in 2007. The increase was primarily due to increased volume.  Average earning assets increased from $412,545 in the three months ended March 31, 2006 to $625,714 in the same period in 2007, an increase of $213,169 or 51.67%.  The increase in earning assets was primarily due to loan growth. Average loan balances increased by $196,760 or 54.14%.  The average yield on earning assets increased from 8.25% in the three months ended March 31, 2006 to 8.40% in the same period in 2007. The increase in yield on earning assets and cost of funds, as a percentage of average balances was primarily due to increases in short term interest rates by the Federal Reserve Open Market Committee, or FOMC. Between March 31, 2006 and March 31, 2007, the FOMC raised the federal funds rate by 50 basis points.

Interest expense increased from $4,149 in the three months ended March 31, 2006, to $7,386 in the three months ended March 31, 2007. The $3,237 or 78.02%, increase in expense was due to increases in the volume of deposits as well as rate increases. Average interest bearing liabilities increased by $193,633 or 51.37%.  The cost of funds increased from 4.46% in the three months ended March 31, 2006 to 5.25% in the same three months in 2007, an increase of 79 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2007 and 2006. The table is presented on a tax equivalent basis if applicable.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$58,140	$764	5.27%	$37,634	$451	4.78%
Loans (2) (3)	560,168	12,099	8.76%	363,408	7,847	8.76%
Federal funds sold	7,406	108	5.91%	11,503	106	3.74%
Total interest earning assets	625,714	$12,971	8.40%	412,545	$8,404	8.25%

Non-interest earning assets
Cash and due from banks	5,030			3,221
Net fixed assets and equipment	1,618			785
Accrued interest and other assets	12,912			8,317

Total assets	$645,274			$424,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$560,863	$7,226	5.23%	$367,933	$4,002	4.41%
Federal funds purchased	1,455	21	5.85%	752	9	4.85%
Subordinated debt	8,248	139	6.83%	8,248	138	6.74%
Total interest bearing liabilities	570,566	$7,386	5.25%	376,933	$4,149	4.46%

Non-interest bearing liabilities
Non-interest bearing demand deposits	19,108			19,663
Other liabilities	3,453			1,419
Shareholders’ equity	52,147			26,853

Total liabilities and shareholders’ equity	$645,274			$424,868

Net Interest Spread	3.15%			3.79%

Net Interest Margin	3.62%			4.18%

(1)	Unrealized loss of $652 and $625 is excluded from yield calculation for the three months ended March 31, 2007 and 2006, respectively.
(2)	Non-accrual loans are included in average loan balances and loan fees of $643 and $612 are included in interest income for the three months ended March 31, 2007 and 2006, respectively.
(3)	Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the three month periods ended March 31, 2007 and 2006 and identifies the impact of changes in volume and the changes in rate.

	March 31, 2007 change from March 31, 2006 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$4,250	$2	$4,252
Securities — taxable (1)	263	50	313
Federal funds sold	(46)	48	2
Total interest income	4,467	100	4,567

Interest expense
Deposits (other than demand)	2,385	839	3,224
Federal funds purchased	10	2	12
Subordinated debt	—	1	1
Total interest expense	2,395	842	3,237

Net interest income	$2,072	$(742)	$1,330

(1)	Unrealized loss of $652 and $625 is excluded from yield calculation for the three months ended March 31, 2007 and 2006 respectively.

Provision for Loan Losses - The provision for loan losses for the three months ended March 31, 2007 was $1,500, an increase of $500, or 50%, above the provision of $1,000 expensed in the same period in 2006.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following Comparison of Financial Condition section. At March 31, 2007, the loan loss reserve of $7,758 was 1.31% of gross loans of $591,245.

Non-interest Income - We earned $24 in mortgage origination fees during the three months ended March 31, 2007 compared to $22 earned in 2006, an increase of $2 or 9.09%.  No gain or loss was recognized on the sale of securities in the three months ended March 31, 2006 compared with a gain of $10 for the same period in 2007.

The Bank earned $817 on loan sale transactions in the three months ended March 31, 2007, a 221.65% increase compared to $254 during the same period in 2006. This increase was primarily due to demand from purchasers. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended March 31, 2007, was $2,615, an increase of $597 or 29.58%, over the $2,018 expensed in the same period in 2006.  Approximately 45.56% of the increase was due to the addition of 2 new employees during the period between the two quarter end dates. At March 31, 2007, we had 53 full time employees. Assets per employee were $12.6 million at March 31, 2007 and $8.6 million at March 31, 2006. Management targets $7.5 million per full time employee as a measure of staffing efficiency.

Our efficiency ratio for the three months ending March 31, 2007 was 40.81%, an improvement from 44.84% for the three months ending March 31, 2006.

Efficiency Ratio

(dollars in thousands )

	Three Months Ended March 31,
	2007	2006
Non-interest expense	$2,615	$2,018

Net interest income	5,585	4,255
Non-interest income	822	245
Total Revenues	$6,407	$4,500

Efficiency Ratio	40.81%	44.84%

Income Taxes - Our effective tax rate for the three months ended March 31, 2007 was 38.66% compared to 38.66% for the three months ended March 31, 2006. Management anticipates that tax rates in future periods will approximate the rates paid in 2007.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets - Total assets at March 31, 2007 were $669,174, an increase of $45,656, or 7.32%, over total assets of $623,518 at December 31, 2006. Loan growth was the primary reason for the increase.  March 31, 2007 net loans were $583,487, up $44,937, or 8.34% over the December 31, 2006 total net loans of $538,550. The cash and cash equivalents balance decreased by $3,025 between December 31, 2006 and March 31, 2007 as funds were used to fund loans made in the first quarter of 2007.

Our business bank model of operation results in a higher level of earning assets than peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  We maintain a higher level of earning assets because fewer assets are allocated to facilities, cash, and due-from bank accounts used for transaction processing.  Earning assets at March 31, 2007, were $645,864, or 96.52% of total assets of $669,174.  Earning assets at December 31, 2006, were $609,313, or 97.72% of total assets of $623,518.

Loans - We had total net loans of $583,487 million at March 31, 2007. The following table sets forth the composition of our loan portfolio at March 31, 2007 and December 31, 2006:

(dollars in thousands)	March 31, 2007	December 31, 2006
Real estate
Construction	$71,952	$74,482
1 to 4 family residential	27,531	22,873
Other	95,224	83,985
Commercial, financial and agricultural	385,687	353,996
Consumer	4,040	3,246
Other	6,811	6,936

Total loans	591,245	545,518
Less: allowance for loan losses	(7,758)	(6,968)

Net loans	$583,487	$538,550

Composition of loan portfolio by type

	March 31, 2007	December 31, 2006
Real estate:
Construction	12.17%	13.65%
1 to 4 family residential	4.66%	4.19%
Other	16.11%	15.40%
Commercial, financial and agricultural	65.23%	64.89%
Consumer	0.68%	0.60%
Other	1.15%	1.27%

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(dollars in thousands)	Amount	%	Amount	%

Direct funding	$161,041	41.75%	$151,692	42.85%
Indirect funding
Large	101,816	26.40%	88,569	25.02%
Small	122,830	31.85%	113,735	32.13%
Total	$385,687	100.00%	$353,996	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2007 and December 31, 2006:

(dollars in thousands)	March 31, 2007	December 31, 2006
Non-accrual loans
Number	62	60
Amount	$3,121	$2,689

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	54	18
Amount	$2,172	$940

Loans defined as “troubled debt restructurings”
Number	3	3
Amount	$1,108	$1,114

As of March 31, 2007 and December 31, 2006, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for loan losses - The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to insure the adequacy of the loan loss reserve in accordance with generally accepted accounting principles (GAAP), our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.13% for the three months ended March 31, 2007 and 0.10% for the three months ended March 31, 2006. The ALL as a percentage of the outstanding loans at the end of the period was 1.31% at March 31, 2007 and 1.31% at March 31, 2006.

An analysis of our loss experience is furnished in the following table for the three months ended March 31, 2007 and the same period ended March 31, 2006:

(dollars in thousands)	March 31, 2007	March 31, 2006
Allowance for loan losses at beginning of period	$6,968	$4,399
Charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	842	480
Consumer	—	3
Total Charge-offs	842	483

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	132	83
Consumer	—	21
Total Recoveries	132	104

Net Charge-offs	710	379

Provision for loans charged to expense	1,500	1,000
Allowance for loan losses at end of period	$7,758	$5,020

	March 31, 2007	March 31, 2006
Net charge-offs as a percentage of average total loans outstanding during the period	0.13%	0.10%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.31%	1.31%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at March 31, 2007 was $58,943 compared to $56,943 at December 31, 2006.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 8.81% of total assets at March 31, 2007 and 9.13% of total assets at December 31, 2006.

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

Total deposits at March 31, 2007 were $603,841, up $43,274 or 7.72% over the December 31, 2006, total deposits of $560,567. Total average deposits during the three months ending March 31, 2007, were $579,971, an increase of $192,375, or 49.63% over the total average deposits of $387,596 during the three months ending March 31, 2006. Average non-interest bearing deposits decreased by $555, or 2.82%, from $19,663 in the three months ending March 31, 2006, to $19,108 in the three months ending March 31, 2007. Average deposit balances for the three months ended March 31, 2007 and 2006 and the average rates paid on those balances are shown below.

Deposits

	Three Months Ended March 31,
	2007		2006
(dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits
Non-interest-bearing demand deposits	$19,108	—	$19,663	—
Interest-bearing demand deposits	6,155	3.95%	5,847	3.40%
Money market accounts	109,146	5.28%	54,825	4.84%
Savings accounts	8,186	2.71%	16,675	2.64%
IRA accounts	11,285	5.15%	4,536	4.81%
Purchased time deposits	220,514	5.25%	156,593	4.22%
Time deposits	205,577	5.31%	129,457	4.73%
Total deposits	$579,971		$387,596

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

Off-balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At March 31, 2007, we had unfunded loan commitments outstanding of $84.5 million and standby letters of credit and financial guarantees of $7.4 million. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal fund lines totaling $25.4 million.

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

At March 31, 2007 and December 31, 2006, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum	Minimum to
	March 31,	December 31,	for capital	be considered
	2007	2006	adequacy	well-capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.75%	8.78%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	9.56%	9.94%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.20%	9.23%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	10.06%	10.45%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.45%	10.45%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	11.31%	11.68%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, it appears on March 31, 2007 and December 31, 2006 that we and the Bank fall within the “well capitalized” categories under the regulations.

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

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$3,434	$—	$—	$—	$—	$3,434
Interest bearing deposits in banks

Securities
U.S. government agencies	—	—	—	12,128	40,325	52,453
Mortgage-backed securities	—	804	2,307	2,485	894	6,490
Total securities		804	2,307	14,613	41,219	58,943

Total loans	173,556	62,576	162,257	179,310	13,546	591,245

Total Interest Earning Assets	176,990	63,380	164,564	193,923	54,765	653,622

Other Assets	—	—	—	—	15,552	15,552

Total Assets	$176,990	$63,380	$164,564	$193,923	$70,317	$669,174

Interest Bearing Liabilities
Deposits
Interest checking	$6,475	$—	$—	$—	$—	$6,475
Money market and savings	91,394	—	—	39,169	—	130,563
Time deposits	—	92,955	268,108	84,535	—	445,598
Total deposits	97,869	92,955	268,108	123,704	—	582,636

Fed Funds Purchased	25					25

Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	97,894	92,955	268,108	123,704	8,248	590,909

Other Liabilities	—	—	—	—	24,771	24,771

Shareholders’ Equity	—	—	—	—	53,494	53,494

Total Liabilities and Shareholders’ Equity	$97,894	$92,955	$268,108	$123,704	$86,513	$669,174

Rate Sensitive Gap by period	$79,096	$(29,575)	$(103,544)	$70,219	$46,517
Cumulative Gap		$49,521	$(54,023)	$16,196	$62,713

Cumulative Gap as a percent of Total Assets		7.40%	-8.07%	2.42%	9.37%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	1.81	1.26	0.88	1.03	1.11

From March 31, 2006 to March 31, 2007, the Federal Reserve Open Market Committee has raised interest rates by 50 basis points. Management has positioned the balance sheet to be slightly liability sensitivie. At March 31, 2007, our one year GAP was 0.88.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which set a limit on the variance of net interest income to less than a 5% percent decline for a 100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At March 31, 2007, we are in compliance with our current guidelines.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100 basis point change in interest rates up or down, the economic value of equity will not decrease by more than 10 percent from the base case. At March 31, 2007, we are in compliance with our current guidelines.

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

Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended Match 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There were no material changes to our risk factors included in Part I, Item 1A of our Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

May 14, 2007	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

May 14, 2007	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer