Form 10-Q
period 2007-06-30
Tennessee Commerce Bancorp, Inc.
filed 2007-08-14
CIK 1323033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

Commission File Number: 000-51281

TENNESSEE COMMERCE BANCORP, INC.

(Exact Name of Registrant As Specified in Its Charter)

Tennessee	62-1815881
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

381 Mallory Station Rd., Suite 207 Franklin, Tennessee 37067
(Address of Principal Executive Offices) ( Zip Code)

(615) 599-2274
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year if changed since last report)

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

Yes ☐                        No ☒

As of  August 6, 2007 there were 4,707,196 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(dollars in thousands except share data)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from financial institutions	$5,823	$177
Federal funds sold	19,600	13,820
Cash and cash equivalents	25,423	13,997
Securities available for sale	61,699	56,943
Loans	652,520	545,518
Allowance for loan losses	(8,619)	(6,968)
Net loans	643,901	538,550

Premises and equipment, net	1,543	1,633
Accrued interest receivable	5,291	4,116
Restricted equity securities	938	633
Deferred tax asset	1,861	635
Other assets	10,736	7,011

Total assets	$751,392	$623,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$22,865	$17,001
Interest-bearing	660,520	543,566
Total deposits	683,385	560,567

Accrued interest payable	1,740	1,728
Long-term subordinated debt	8,248	8,248
Other liabilities	804	1,751
Total liabilities	694,177	572,294
Shareholders’ equity
Preferred stock, no par value per share. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value per share. Authorized 10,000,000 shares at June 30, 2007 and December 31, 2006; Issued and outstanding 4,672,796 at June 30, 2007 and 4,451,674 December 31, 2006	2,336	2,226
Additional paid-in capital	44,111	40,755
Retained earnings	11,547	8,530
Accumulated other comprehensive loss	(779)	(287)
Total shareholders’ equity	57,215	51,224

Total liabilities and shareholders’ equity	$751,392	$623,518

Note: The balance sheet presented above at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$25,985	$16,659	$13,886	$8,812
Securities	1,587	943	823	488
Federal funds sold	251	156	143	54
Total interest income	27,823	17,758	14,852	9,354

Interest expense
Deposits	15,273	8,723	8,047	4,721
Other	319	337	159	190
Total interest expense	15,592	9,060	8,206	4,911

Net interest income	12,231	8,698	6,646	4,443

Provision for loan losses	3,000	2,000	1,500	1,000

Net interest income after provision for loan losses	9,231	6,698	5,146	3,443

Non-interest income
Service charges on deposit accounts	118	80	57	31
Gain on sale of loans	1,280	612	463	358
Other	34	(158)	90	(100)
Total non-interest income	1,432	534	610	289

Non-interest expense
Salaries and employee benefits	3,238	2,505	1,766	1,305
Occupancy and equipment	512	390	244	190
Data processing fees	505	330	279	173
Professional fees	492	381	254	190
Other	965	628	554	358
Total non-interest expense	5,712	4,234	3,097	2,216

Income before income taxes	4,951	2,998	2,659	1,516

Income tax expense	1,934	1,157	1,048	584

Net income	$3,017	$1,841	$1,611	$932

Earnings per share (EPS):
Basic EPS	$0.67	$0.57	$0.36	$0.29
Diluted EPS	0.63	0.52	0.34	0.27

Weighted average shares outstanding:
Basic	4,517,133	3,240,619	4,502,985	3,240,674
Diluted	4,818,619	3,549,680	4,788,889	3,533,632

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE  30, 2007 AND 2006
(UNAUDITED)

 (dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430
Comprehensive income
Net income	—	—	1,841	—	1,841
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(550)	(550)

Total comprehensive income	—	—	—	—	1,291

Stock option transactions	1	105	—	—	106

Balance at June 30, 2006	$1,620	$21,506	$5,622	$(921)	$27,827

Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224
Comprehensive income
Net income	—	—	3,017	—	3,017
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(492)	(492)

Total comprehensive income					2,525

Stock option transactions	110	3,356	—	—	3,466

Balance at June 30, 2007	$2,336	$44,111	$11,547	$(779)	$57,215

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$3,017	$1,841
Adjustments to reconcile net income to net cash from operating activities
Depreciation	167	103
Deferred loan fees	(261)	20
Provision for loan losses	3,000	2,000
FHLB stock dividends	—	(6)
Stock-based compensation expense	—	81
Deferred Income Tax	(924)	(283)
Net amortization of investment securities	6	14
Loss (gain) on sales of securities	(10)	—
Change in:
Accrued interest payable	12	127
Accrued interest receivable	(1,175)	(719)
Other assets and liabilities	(4,672)	(1,582)
Net cash from operating activities	(840)	1,596

Investing activities
Purchases of securities available for sale	(17,987)	(11,019)
Proceeds from sales of securities available for sale	11,275	—
Proceeds from maturities, prepayments and calls of securities available for sale	1,166	745
Net change in loans	(108,090)	(86,331)
Purchases of Federal Home Loan Bank Stock	(305)	(217)
Net purchases of premises and equipment	(77)	(184)
Net cash from investing activities	(114,018)	(97,006)

Financing activities
Net change in deposits	122,818	94,004
Net change in Fed Funds purchased and repurchase agreements	—	5,000
Proceeds from issuance of common stock	—	—
Proceeds from exercise of common stock options	1,714	25
Excess tax benefit from option exercises	1,752	—
Net cash from financing activities	126,284	99,029

Net change in cash and cash equivalents	11,426	3,619

Cash and cash equivalents at beginning of period	13,997	19,412

Cash and cash equivalents at end of period	$25,423	$23,031

Supplemental cash flow information:
Cash paid during period for interest	$15,580	$8,933
Cash paid during period for income taxes	2,685	1,346

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is a holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (“Trust I”). The Bank and the Trust I are the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. The Trust I is not consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R). Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six and three month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2006.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow.

(dollars in thousands except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Basic
Net income	$3,017	$1,841	$1,611	$932

Weighted average common shares outstanding	4,517,133	3,240,619	4,502,985	3,240,674

Basic earnings per common share	$0.67	$0.57	$0.36	$0.29

Diluted
Net income	$3,017	$1,841	$1,611	$932

Weighted average common shares outstanding for basic earnings per common share	4,517,133	3,240,619	4,502,985	3,240,674
Add: Dilutive effects of assumed exercises of stock options	301,486	309,061	285,904	292,958

Average shares and dilutive potential common shares	4,818,619	3,549,680	4,788,889	3,533,632

Diluted earnings per common share	$0.63	$0.52	$0.34	$0.27

No options were antidilutive.

Note 3 — Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending June 30, 2007 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending June 30, 2007 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the six months ended June 30, 2007, there were 200,000 stock option grants on June 13, 2007 and all other options outstanding were vested prior to that period. There was no stock-based expense recognized for the six months ended June 30, 2007.

A summary of the activity in the stock option plan is as follows :

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2006	871,092	$8.77
Granted	200,000	25.00
Exercised	(221,122)	7.77
Forfeited or expired	—
Outstanding at June 30, 2007	849,970	$12.86	6.20	$10,531
Outstanding and expected to vest at June 30, 2007	849,970	$12.86	6.20	$10,531
Options exercisable at June 30, 2007	649,970	$9.12	5.03	$10,484

(1)   The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our stock of $25.25 per common share for the 849,970 options outstanding and 649,970 options exercisable that were in-the-money at June 30, 2007.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of grant date shown below.

	2007	2005	2004	2003

Risk-free interest rate	4.94%	3.96%	3.23%	3.82%
Expected option life	3.5 years	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%	0.0%

The options granted in 2007 had an estimated fair value of $5.75. The options granted during 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26 respectively. The weighted average fair value of options granted during the year was $5.75 for 2007, $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in 2006.

Note 4 — Trust Preferred Securities

In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or Trust I. In March 2005, Trust I issued and sold 8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, we issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), Trust I is not consolidated. We report as liabilities the subordinated debentures issued by the Corporation and held by Trust I.

Note 5 — Stock Issuance

On July 3, 2006 and on July 28, 2006, we issued 1,000,000 and 150,000 shares, respectively, of our common stock. After the issuance, there were 4,390,674 shares of common stock outstanding.

 Note 6 – New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Our adoption of FIN 48 effective January 2007 did not have a material effect on our consolidated financial statements.

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We are in the process of analyzing the impact of SFAS 159.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion about us and management’s analysis of our operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws.  Although we believe that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as expect, anticipate, believe, estimate, foresee, may, might, will, intend, could, would, plan, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  These forward-looking statements include, without limitation, those relating to our business bank strategy, competition, deposit base, earning asset ratio, average asset per employee ratio, loan sale transactions, staffing efficiency, tax rates, non-accrual loans, allowance for loan losses, liquidity, our ability to attract loans and deposits and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting our customers, as well as other risks that cannot be accurately quantified or completely identified.  Many factors affecting our financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  These factors are unpredictable and beyond our control, so earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing our financial condition and results of operations, and not to predict the future or to guarantee results.  We are unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change.  We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results that occur after the date of this report.

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

Our Business Strategy

We execute our business bank strategy by combining the personal service and appeal of a community banking institution with the sophistication of a larger bank.  We believe this strategy distinguishes us from our competitors in efforts to attract loans and deposits of local small to medium-sized businesses and national and regional equipment vendors and financial services companies.  Further, the rapid growth within the Nashville MSA, along with several bank mergers and acquisitions, has left many business owners without significant banking relationships. We seek to take advantage of this opportunity.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks and at June 30, 2007 we had an earning asset ratio of 96.51%.

The business bank model is also highly efficient.  We target the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a smaller, more highly-trained staff.  Management targets an average asset per employee ratio of $7.5 million, compared to the average ratio of approximately $4.3 million assets per employee for middle Tennessee banks at the end of the first quarter of 2007. At June 30, 2007, assets per employee were $12.5 million.

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

Our Market Area

The Bank’s primary market area is Davidson County and Williamson County in Tennessee.  In Davidson County, as of December 31, 2006, there were 25 banks and no savings and loan institutions, with at least 194 offices actively engaged in banking activities, including 10 major state-wide financial institutions.  Total deposits held by banks in Davidson County as of December 31, 2006, were approximately $15.9 billion.  In Williamson County, as of December 31, 2006, there were 21 banks and 2 savings and loan institutions, with at least 79 offices actively engaged in banking activities, including 9 major state-wide financial institutions.  Total deposits held by banks and savings and loan associations in Williamson County as of December 31, 2006, were approximately $4.1 billion.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Demographic information published by SNL Financial shows a total estimated population of 159,022 for Williamson County in 2006. That is a 25.57% increase from 126,638 in 2000. The estimated number of households in the county in 2006 is 56,994, up from 44,725 in 2000, averaging 2.79 persons per household. In 2006, the median household income was $88,410, while per capita income was $44,023.  At the end of 2006, the unemployment rate was 2.6%.

Demographic information published by SNL Financial shows an estimated population of 596,829 for Davidson County in 2006. That is a 4.73% increase over the population of 569,891 in 2000. The estimated number of households in the county in 2006 is 250,628, averaging 2.38 persons per household. In 2006, the median household income was $50,420, while per capita income was $29,695.  At the end of 2006, the unemployment rate was 3.6%.

Overview of Operating Results for the Three and Six Months ended June 30, 2007 and June 30, 2006 and Financial Condition at June 30, 2007 and December 31, 2006.

(dollars in thousands except share data in the remainder of this Item 2)

The results of operations for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006 reflected a 72.85% increase in net income and a 25.93% increase in diluted earnings per share. The increase in earnings resulted primarily from a 49.58% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense. For the six months ended June 30, 2007, net income was $3,017, an increase of $1,176 or 63.88% compared to net income of $1,841 for the same period in 2006. Diluted earnings per share increased $0.11 per share or 21.15% for the six months ended June 30, 2007 compared to the same period in 2006. The six months ended June 30, 2007, reflected a continuation of the Bank’s trend of rapid asset growth, increasing by $127,874 or 20.51% from $623,518 at December 31, 2006 to $751,392 at June 30, 2007. Net loans increased by 19.56% or $105,351 from December 31, 2006 to June 30, 2007, while total deposits increased by 21.91% or $122,818 during that same period.

Comparison of Operating Results for the Three Months ended June 30, 2007 and June 30, 2006

Net Income - Net income for the quarter ended June 30, 2007 was $1,611, an increase of $679 or 72.85%, compared to net income of $932 for the quarter ended June 30, 2006.  The increase is attributable to a 49.58% increase in net interest income from $4,443 for the quarter ended June 30, 2006 to $6,646 for the same period in 2007. The increase of $2,203 in net interest income was the result of our overall growth, including a 50.27% increase in net loan balances at June 30, 2007 compared to the same date in 2006. The increase in net interest income was partially offset by increased non-interest expense. Non-interest expense increased by 39.76% to $3,097 for the three month period ended June 30, 2007 compared to $2,216 for the same period in 2006. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Three Months Ended June 30,
	2007	2006	% Change

Interest income	$14,852	$9,354	58.78%
Interest expense	8,206	4,911	67.09
Net interest income	6,646	4,443	49.58
Provision for loan losses	1,500	1,000	50.00
Net interest income after provision for loan losses	5,146	3,443	49.46
Non-interest income	610	289	111.07
Non-interest expense	3,097	2,216	39.76
Net income before taxes	2,659	1,516	75.40
Income tax expense	1,048	584	79.45
Net income	$1,611	$932	72.85%

Net Interest Income - Net interest income for the quarter ended June 30, 2007 was $6,646 compared to $4,443 for the same period in 2006, a gain of $2,203 or 49.58%.  The increase of $2,203 in net interest income was the result of our overall growth, including a 50.27% increase in net loan balances at June 30, 2007 compared to the same date in 2006.

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2007 was $1,500, an  increase of $500, or 50.00%, above the provision of $1,000 expensed in the same period in 2006.  This increase was primarily due to the increase in loan volume. The provision is discussed as it relates to the allowance for loan losses in the following section titled “Comparison of Financial Condition at June 30, 2007 and December 31, 2006.” At June 30, 2007, the loan loss reserve of $8,619 was 1.32% of gross loans of $652,520.

Non-interest Income - Non-interest income increased by 111.07% or $321, from $289 in the quarter ended June 30, 2006 to $610 for the same period in 2007. The increase was primarily due to gain on loan sales.  The gain on loan sales was $463 and $358 for the three month periods ended June 30, 2007 and 2006, respectively.

Non-interest Expense - Non-interest expense for the three months ended June 30, 2007 was $3,097, an increase of $881 or 39.76%, over the $2,216 expensed in the same period in 2006.  Approximately 52.33% of the increase was due to increases in personnel. At June 30, 2007, the Bank had 60 full time employees. For the three months ending June 30, 2007 our efficiency ratio improved to 42.68% from 46.83% for the same period in 2006.

Comparison of Operating Results for the Six Months ended June 30, 2007 and June 30, 2006

Net Income - Net income for the six months ended June 30, 2007 was $3,017 an increase of $1,176 or 63.88%, compared to net income of $1,841 for the six months ended June 30, 2006.  The increase is attributable to a 40.62% increase in net interest income from $8,698 for the six months ended June 30, 2006 to $12,231 for the same period in 2007. The increase of $3,533 in net interest income was the result of our overall growth, including a 53.67% increase in average net loan balances at June 30, 2007 compared to the same date in 2006. This positive effect was partially offset by a 50.00% increase in the provision for loan losses, from $2,000 during the six months ended June 30, 2006 to $3,000 for the same period in 2007. Also, non-interest expense increased by 34.91% to $5,712 for the six month period ended June 30, 2007 compared to $4,234 for the same period in 2006. The increase in the provision for loan losses was primarily the result of funding the allowance for loan losses to match our significant loan growth. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to our growth.

(dollars in thousands)

	Six Months Ended June 30,
	2007	2006	% Change

Interest income	$27,823	$17,758	56.68%
Interest expense	15,592	9,060	72.10
Net interest income	12,231	8,698	40.62
Provision for loan losses	3,000	2,000	50.00
Net interest income after provision for loan losses	9,231	6,698	37.82
Non-interest income	1,432	534	168.16
Non-interest expense	5,712	4,234	34.91
Net income before taxes	4,951	2,998	65.14
Income tax expense	1,934	1,157	67.16
Net income	$3,017	$1,841	63.88%

Net Interest Income - Net interest income for the six months ended June 30, 2007 was $12,231 compared to $8,698 for the same period in 2006, a gain of $3,533 or 40.62%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the six months ended June 30 increased by 53.67% or $204,833 from $381,668 for that period in 2006 to $586,501 for the same period in 2007. Loan growth was matched by an increase in average interest bearing deposits from $383,217 for the six months ended June 30, 2006 to $590,119 for the same period in 2007, an increase of $206,902 or 54.00%.

Net Interest Margin - The net interest margin decreased from 4.08% for the six months ended June 30, 2006 to 3.76% for the same period in 2007 due to an increase in the cost of funds which offset an increase in the yield on earning assets.  Interest income increased by $10,065 or 56.68%, from $17,758 during the six months ended June 30, 2006 to $27,823 during the same period in 2007. The increase was primarily due to increased loan volume.  Average earning assets increased from $428,762 in the six months ended June 30, 2006 to $655,285 in the same period in 2007, an increase of $226,523 or 52.83%.  The increase in earning assets was primarily due to loan growth. Average loan balances increased by $204,833 or 53.67%.  The average yield on earning assets increased from 8.34% in the six months ended June 30, 2006 to 8.55% in the same period in 2007. The increase in the cost of funds, as a percentage of average balances was primarily due to increases in short term interest rates paid for deposits in order to support our loan growth. Between June 30, 2006 and June 30, 2007, the Federal Reserve Open Market Committee, or FOMC, did not raise the federal funds rate.

Interest expense increased from $9,060 in the six months ended June 30, 2006, to $15,592 in the six months ended June 30, 2007. The $6,532, or 72.10%, increase in expense was due to increases in the volume of deposits as well as rate increases. Average interest earning liabilities increased by $206,305 or 52.43%.  The cost of funds increased from 4.64% in the six months ended June 30, 2006 to 5.24% during the same six months in 2007, an increase of 60 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2007 and 2006. The table is presented on a tax equivalent basis, if applicable.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$59,423	$1,587	5.33%	$39,298	$943	4.74%
Loans (2) (3)	586,501	25,985	8.93%	381,668	16,659	8.80%
Federal funds sold	9,361	251	5.41%	7,796	156	4.04%
Total interest earning assets	655,285	27,823	8.55%	428,762	17,758	8.34%

Non-interest earning assets
Cash and due from banks	5,529			3,978
Net fixed assets and equipment	1,593			813
Accrued interest and other assets	14,183			8,578

Total assets	$676,590			$442,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$590,119	$15,273	5.22%	$383,217	$8,723	4.59%
Federal funds purchased	1,430	41	5.78%	1,414	38	5.42%
Subordinated debt	8,248	278	6.80%	8,861	299	6.80%
Total interest bearing liabilities	599,797	15,592	5.24%	393,492	9,060	4.64%

Non-interest bearing liabilities
Non-interest bearing demand deposits	19,957			18,999
Other liabilities	3,159			2,464
Shareholders’ equity	53,677			27,176

Total liabilities and shareholders’ equity	$676,590			$442,131

Net Interest Spread	3.31%			3.70%

Net Interest Margin	3.76%			4.08%

(1)         Unrealized loss of $579 and $820 is excluded from yield calculation for the six months ended June 30, 2007 and 2006, respectively.

(2)         Non-accrual loans are included in average loan balances and loan fees of $1,928 and $1,196 are included in interest income for the six months ended June 30, 2007 and 2006, respectively.

(3)         Loans are presented net of allowance for loan loss.

The following table outlines the components of the net interest margin for the six month periods ended June 30, 2007 and 2006 and identifies the impact of changes in volume and the changes in rate.

	June 30, 2007 change from June 30, 2006 due to:
(dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$9,071	$255	$9,326
Securities — taxable (1)	521	123	644
Federal funds sold	35	60	95
Total interest income	9,627	438	10,065

Interest expense
Deposits (other than demand)	5,224	1,326	6,550
Federal funds purchased	—	3	3
Subordinated debt	(21)	—	(21)
Total interest expense	5,203	1,329	6,532

Net interest income	$4,424	$(891)	$3,533

(1)          Unrealized loss of $529 and $820 is excluded from yield calculation for the six months ended June 30, 2007 and 2006, respectively.

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2007 was $3,000, an increase of $1,000, or 50.00%, above the provision of $2,000 expensed in the same period in 2006.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the following section titled “Comparison of Financial Condition at June 30, 2007 and December 31, 2006.” At June 30, 2007, the loan loss reserve of $8,619 was 1.32% of gross loans of $652,520.

Non-interest Income - We earned $49 in mortgage origination fees during the six months ended June 30, 2007 compared to $36 earned during the same period in 2006, an increase of $13 or 36.11%.  We recognized $10 on the sale of securities in the six months ended June 30, 2007 compared with no gain for the same period in 2006.

The Bank earned $1,280 on loan sale transactions in the six months ended June 30, 2007, a 109.15% increase compared to $612 during the same period in 2006. This increase was primarily due to demand from purchasers. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the six months ended June 30, 2007, was $5,712, an increase of $1,478 or 34.91%, over the $4,234 expensed in the same period in 2006.  Approximately 49.59% of the increase was due to the additional employee expenses. At June 30, 2007, we had 60 full time employees. Assets per employee were $10.5 million at June 30, 2006 and $12.5 million at June 30, 2007. Management targets $7.5 million per full time employee as a measure of staffing efficiency.

Our efficiency ratio for the six months ending June 30, 2007 and 2006 was 41.81% and 45.86%, respectively, an improvement of 405 percentage points.

Efficiency Ratio

(dollars in thousands )

	Six Months Ended June 30,
	2007	2006
Non-interest expense	$5,712	$4,234

Net interest income	12,231	8,698
Non-interest income	1,432	534
Total Revenues	$13,663	$9,232

Efficiency Ratio	41.81%	45.86%

Income Taxes - Our effective tax rate for the six months ended June 30, 2007 was 39.06% compared to 38.59% for the six months ended June 30, 2006. Management anticipates that tax rates in future periods will approximate the rates paid in 2006.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets - Total assets at June 30, 2007 were $751,392, an increase of $127,874, or 20.51%, over total assets of $623,518 at December 31, 2006. Loan growth was the primary reason for the increase.  At June 30, 2007, net loans equaled $643,901, up $105,351, or 19.56% over the December 31, 2006 total net loans of $538,550. The cash and cash equivalents balance increased by $11,426 between  December 31, 2006 and June 30, 2007, primarily as a result of higher “due from” balances and an increase in Federal funds sold.

Our business bank model of operation results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  We maintain a higher level of earning assets because fewer assets are allocated to facilities, cash, and “due from” bank accounts used for transaction processing.  Earning assets at June 30, 2007 were $725,200, or 96.51% of total assets of $751,392.  Earning assets at December 31, 2006 were $610,322, or 97.88% of total assets of $623,518.

Loans - We had total net loans of $643,901 at June 30, 2007. The following table sets forth the composition of our loan portfolio at June 30, 2007 and December 31, 2006:

(dollars in thousands)	June 30, 2007	December 31, 2006
Real estate:
Construction	$88,103	$74,482
1 to 4 family residential	28,620	22,873
Other	108,644	83,985
Commercial, financial and agricultural	415,286	353,996
Consumer	3,685	3,246
Other	8,182	6,936

Total loans	652,520	545,518
Less: allowance for loan losses	(8,619)	(6,968)

Net loans	$643,901	$538,550

The following table sets forth the percentage composition of our loan portfolio by type at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Real estate:
Construction	13.50%	13.65%
1 to 4 family residential	4.39%	4.19%
Other	16.65%	15.40%
Commercial, financial and agricultural	63.65%	64.89%
Consumer	0.56%	0.60%
Other	1.25%	1.27%

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	%	Amount	%

Direct funding	$174,262	41.97%	$151,692	42.85%
Indirect funding:
Large	105,750	25.46%	88,569	25.02%
Small	135,274	32.57%	113,735	32.13%
Total	$415,286	100.00%	$353,996	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2007 and December 31, 2006:

(dollars in thousands)	June 30, 2007	December 31, 2006
Non-accrual loans:
Number	83	60
Amount	$3,877	$2,689

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	37	18
Amount	$1,408	$940

Loans defined as “troubled debt restructurings”:
Number	3	3
Amount	$1,104	$1,144

As of June 30, 2007 and December 31, 2006, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for loan losses - The maintenance of an adequate allowance for loan losses, “ALL,” is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to insure the adequacy of the loan loss reserve in accordance with generally accepted accounting principles (GAAP), our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.23% for the six months ended June 30, 2007 and 0.23% for the six months ended June 30, 2006. The ALL as a percentage of the outstanding loans at the end of the period was 1.32% at June 30, 2007 and 1.27% at June 30, 2006.

An analysis of our loss experience is furnished in the following table for the six months ended June 30, 2007 and the same period ended June 30, 2006:

(dollars in thousands)	June 30, 2007	June 30, 2006
Allowance for loan losses at beginning of period	$6,968	$4,399
Charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	1,516	1,027
Consumer	11	6
Total Charge-offs	1,527	1,033

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	178	121
Consumer	—	21
Total Recoveries	178	142

Net Charge-offs	1,349	891

Provision for loans charged to expense	3,000	2,000
Allowance for loan losses at end of period	$8,619	$5,508

	June 30, 2007	June 30, 2006
Net charge-offs as a percentage of average total loans outstanding during the period	0.23%	0.23%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.32%	1.27%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at June 30, 2007 was $61,699 compared to $56,943 at December 31, 2006.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 8.21% of total assets at June 30, 2007 and 9.13% of total assets at December 31, 2006.

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

Total deposits at June 30, 2007 were $683,385, up $122,818 or 21.91% over the December 31, 2006  total deposits of $560,567. Total average deposits during the six months ending June 30, 2007, were $610,076, an increase of $207,860, or 51.68% over the total average deposits of $402,216 during the six months ending June 30, 2006. Average non-interest bearing deposits increased by $958, or 5.04%, from $18,999 in the six months ending June 30, 2006, to $19,957 in the six months ending June 30, 2007.

The following table sets forth average deposit balances for the six months ended June 30, 2007 and 2006 and the average rates paid on those balances:

Deposits

	Six Months Ended June 30,
	2007		2006
(dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$19,957	—	$18,999	—
Interest-bearing demand deposits	6,316	3.85%	5,544	3.50%
Money market accounts	114,915	5.21%	55,102	5.04%
Savings accounts	7,777	2.70%	15,084	2.66%
IRA accounts	13,221	5.18%	4,628	4.79%
Purchased time deposits	224,472	5.25%	165,921	4.43%
Time deposits	223,418	5.32%	136,938	4.85%
Total deposits	$610,076		$402,216

(1)             Rate is annualized

Subordinated Debt - In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or Trust I. In March 2005, Trust I issued and sold 8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), Trust I is not consolidated. We report as liabilities the subordinated debentures issued by us and held by Trust I.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At June 30, 2007, we had unfunded loan commitments outstanding of $109 million and standby letters of credit and financial guarantees of $10.4 million. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase Federal funds from other financial institutions where we have available federal fund lines totaling $27 million.

Liquidity/ Capital Resources

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

Capital Resources - Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds, or a combination of those activities. In 2004, we issued equity securities increasing capital by $8.5 million.  In March 2005, our subsidiary Trust I issued $8 million in Trust Preferred Securities that meet the capital guidelines to be classified as Tier I capital as explained below. On July 3, 2006, and July 28, 2006, we issued 1,000,000 shares and 150,000 shares respectively of our common stock in order to raise $19.1 million in capital in 2006.

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

At June 30, 2007 and December 31, 2006, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	June 30,	December 31,	for capital	well-
	2007	2006	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.74%	8.78%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	9.33%	9.94%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.05%	9.23%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	9.67%	10.45%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.30%	10.45%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	10.92%	11.68%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, it appears on June 30, 2007 and December 31, 2006 that we and the Bank fall within the “well capitalized” categories under the regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$19,600	$—	$—	$—	$—	$19,600

Securities
U.S. government agencies	—	—	—	13,582	42,017	55,599
Mortgage-backed securities	—	863	2,396	2,003	838	6,100
Total securities		863	2,396	15,585	42,855	61,699

Total loans	203,535	65,406	175,011	193,644	14,925	652,521

Total Interest Earning Assets	223,135	66,269	177,407	209,229	57,780	733,820

Other Assets	—	—	—	—	17,572	17,572

Total Assets	$223,135	$66,269	$177,407	$209,229	$75,352	$751,392

Interest Bearing Liabilities
Deposits
Interest checking	$5,358	$—	$—	$1,021	$—	$6,379
Money market and savings	90,147	—	—	38,634	—	128,781
Time deposits	—	91,642	346,685	87,033	—	525,360
Total deposits	95,505	91,642	346,685	126,688	—	660,520

Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	95,505	91,642	346,685	126,688	8,248	668,768

Other Liabilities	—	—	—	—	25,409	25,409

Shareholders’ Equity	—	—	—	—	57,215	57,215

Total Liabilities and Shareholders’ Equity	$95,505	$91,642	$346,685	$126,688	$90,872	$751,392

Rate Sensitive Gap by period	$127,630	$(25,373)	$(169,278)	$82,541	$49,532
Cumulative Gap		$102,257	$(67,021)	$15,520	$65,052

Cumulative Gap as a percent of Total Assets		13.61%	-8.92%	2.07%	8.66%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	2.34	1.55	0.87	1.02	1.10

From June 30, 2006 to June 30, 2007, the Federal Reserve Open Market Committee has not raised interest rates. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At June 30, 2007, our one year GAP was 0.87.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which set a limit on the variance of net interest income to less than a 5% percent decline for a  100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At June 30, 2007, we are in compliance with our current guidelines.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100 basis point change in interest rates up or down, the economic value of equity will not decrease by more than 10 percent from the base case. At June 30, 2007, we are in compliance with our current guidelines.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or net interest margin will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The asset liability committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet and conducts a quarterly analysis of the rate sensitivity position. The results of the analysis are reported to our board of directors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act.

Changes in Internal Controls and Procedures

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our annual report on  Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)   None.

(b)   None.

(c)   None.

Our ability to declare and pay dividends on our common stock is limited by law and we may be unable to pay future dividends. We derive our income solely from dividends on the shares of common stock of the bank. The bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions. In addition, the Federal Reserve Board may impose restrictions on our ability to pay dividends on our common stock. As a result, we cannot assure our shareholders that we will declare or pay dividends on shares of our common stock in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a)   None.

(b)   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)          The annual meeting of shareholders (the”Annual Meeting”) of the Corporation was held June 8, 2007. In addition to the election of directors, the proposals described in section “ (c) “ below were considered by shareholders at the Annual Meeting.

(b)         Not applicable.

(c)          The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 – Approval of the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan

	Votes		Broker
For	Against	Abstain	Non-Votes
1,508,807	361,204	22,980	1,220,585

Proposal 2 – Election of Class II Directors

The following Directors were re-elected:

	Votes
	For	Withheld
H. Lamar Cox	2,944,380	169,196
William W. McInnes	3,067,151	46,425
Paul W. Dierksen	3,067,151	46,425
Thomas R. Miller	3,062,891	50,685
Dennis L. Grimaud	3,067,151	46,425
Darrel E. Reifschneider	3,067,151	46,425

Proposal 3 – Ratification of the appointment of KraftCPA’s, PLLC as the Corporation’s independent accountants and auditors for the fiscal year 2007

	Votes		Broker
For	Against	Abstain	Non-Votes
3,109,436	940	3,200	—

(d)   None.

ITEM 5. OTHER INFORMATION.

(a)   None.

(b)   None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc. (1)

2.2	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc. (1)

3.1	Charter of Tennessee Commerce Bancorp, Inc. (1)

3.2	Bylaws of Tennessee Commerce Bancorp, Inc. (1)

10.1	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form 10 as filed with the Securities and Exchange Commission on April 29, 2005 and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 14, 2007	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

August 14, 2007	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer