Form 10-Q
period 2007-09-30
Tennessee Commerce Bancorp, Inc.
filed 2007-11-14
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51281

TENNESSEE COMMERCE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1815881
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

381 Mallory Station Road, Suite 207 Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐  No  ☒

As of November 5, 2007 there were 4,714,196 shares common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

Table of Contents

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006

Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2007 and 2006 and for the Three Months Ended September 30, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006 (1)
ASSETS
Cash and due from financial institutions	$5,968	$177
Federal funds sold	11,811	13,820
Cash and cash equivalents	17,779	13,997
Securities available for sale	68,742	56,943
Loans	739,155	545,518
Allowance for loan losses	(9,250)	(6,968)
Net loans	729,905	538,550

Premises and equipment, net	1,470	1,633
Accrued interest receivable	6,372	4,116
Restricted equity securities	938	633
Deferred tax asset	2,091	635
Other assets	12,898	7,011

Total assets	$840,195	$623,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$28,098	$17,001
Interest-bearing	738,192	543,566
Total deposits	766,290	560,567

Accrued interest payable	1,996	1,728
Short- term debt	2,000	—
Long-term subordinated debt	8,248	8,248
Other liabilities	1,453	1,751
Total liabilities	779,987	572,294
Shareholders’ equity
Preferred stock, no par value per share. Authorized 1,000,000 shares; none issued	—	—
Common stock, $0.50 par value per share. Authorized 10,000,000 shares at September 30, 2007 and December 31, 2006; Issued and outstanding 4,707,196 shares at September 30, 2007 and 4,451,674 shares at December 31, 2006	2,354	2,226
Additional paid-in capital	44,738	40,755
Retained earnings	13,324	8,530
Accumulated other comprehensive loss	(208)	(287)
Total shareholders’ equity	60,208	51,224

Total liabilities and shareholders’ equity	$840,195	$623,518

(1) The balance sheet presented above at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

(Dollars in thousands, except share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$41,252	$26,943	$15,267	$10,284
Securities	2,507	1,529	920	586
Federal funds sold	435	286	184	130
Total interest income	44,194	28,758	16,371	11,000

Interest expense
Deposits	24,411	14,421	9,138	5,698
Other	462	513	143	176
Total interest expense	24,873	14,934	9,281	5,874

Net interest income	19,321	13,824	7,090	5,126

Provision for loan losses	4,300	3,150	1,300	1,150

Net interest income after provision for loan losses	15,021	10,674	5,790	3,976

Non-interest income
Service charges on deposit accounts	98	80	30	22
Gain on sale of loans	1,827	1,179	547	567
Other	81	(135)	(3)	1
Total non-interest income	2,006	1,124	574	590

Non-interest expense
Salaries and employee benefits	5,363	3,853	2,125	1,348
Occupancy and equipment	799	628	287	238
Data processing fees	729	507	224	177
Professional fees	543	514	51	133
Other	1,749	1,134	784	506
Total non-interest expense	9,183	6,636	3,471	2,402

Income before income taxes	7,844	5,162	2,893	2,164

Income tax expense	3,050	1,991	1,116	834

Net income	$4,794	$3,171	$1,777	$1,330

Earnings per share (EPS):
Basic EPS	$1.05	$0.88	$0.38	$0.31
Diluted EPS	0.99	0.81	0.36	0.29

Weighted average shares outstanding:
Basic	4,578,930	3,611,077	4,700,509	4,339,913
Diluted	4,857,681	3,928,473	4,979,260	4,662,978

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2005	$1,619	$21,401	$3,781	$(371)	$26,430
Comprehensive income
Net income	—	—	3,171	—	3,171
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	142	142

Total comprehensive income					3,313

Issuance of 1,150,000 common shares	575	18,481	—	—	19,056
Exercise of stock options to purchase 32,000 common shares and related tax benefit	16	373	—	—	389
Stock based compensation expense	—	83	—	—	83

Balance at September 30, 2006	$2,210	$40,338	$6,952	$(229)	$49,271

Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224
Comprehensive income
Net income	—	—	4,794	—	4,794
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	79	79

Total comprehensive income					4,873

Exercise of stock options to purchase 255,522 common shares and related tax benefit	128	3,844	—	—	3,972
Stock based compensation expense	—	124	—	—	124
Section 16 profit reimbursement	—	15	—	—	15

Balance at September 30, 2007	$2,354	$44,738	$13,324	$(208)	$60,208

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$4,794	$3,171
Adjustments to reconcile net income to net cash from operating activities
Depreciation	250	183
Deferred loan fees	(563)	40
Provision for loan losses	4,300	3,150
Federal Home Loan Bank stock dividends	—	(23)
Stock-based compensation expense	124	83
Deferred Income Tax	(1,506)	(285)
Net amortization of investment securities	11	16
Gain on sales of securities	(10)	—
Change in:
Accrued interest payable	268	343
Accrued interest receivable	(2,256)	(1,250)
Other assets and liabilities	(4,185)	(495)
Net cash from operating activities	1,227	4,933

Investing activities
Purchases of securities available for sale	(24,434)	(17,834)
Proceeds from sales of securities available for sale	11,275	—
Proceeds from maturities, prepayments and calls of securities available for sale	1,488	1,133
Net change in loans	(195,092)	(143,582)
Purchases of Federal Home Loan Bank stock	(305)	(217)
Net purchases of premises and equipment	(87)	(1,091)
Net cash used by investing activities	(207,155)	(161,591)

Financing activities
Net change in deposits	205,723	146,638
Proceeds from issuance of common stock	—	19,056
Proceeds from exercise of common stock options	2,002	285
Excess tax benefit from option exercises	1,970	104
Section 16 profit reimbursement	15	—
Net cash from financing activities	209,710	166,083

Net change in cash and cash equivalents	3,782	9,425

Cash and cash equivalents at beginning of period	13,997	19,412

Cash and cash equivalents at end of period	$17,779	$28,837

Supplemental cash flow information:
Cash paid during period for interest	$24,605	$14,591
Cash paid during period for income taxes	4,175	1,522

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is a holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (“Trust I”). The Bank and the Trust I are the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. The Trust I is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Basic
Net income	$4,794	$3,171	$1,777	$1,330

Weighted average common shares outstanding	4,578,930	3,611,077	4,700,509	4,339,913

Basic earnings per common share	$1.05	$0.88	$0.38	$0.31

Diluted
Net income	$4,794	$3,171	$1,777	$1,330

Weighted average common shares outstanding for basic earnings per common share	4,578,930	3,611,077	4,700,509	4,339,913
Add: Dilutive effects of assumed exercises of stock options	278,751	317,396	278,751	323,065

Average shares and dilutive potential common shares	4,857,681	3,928,473	4,979,260	4,662,978

Diluted earnings per common share	$0.99	$0.81	$0.36	$0.29

Options granted June 14, 2007 at a strike price of $25.00 were antidilutive and not included in the diluted earnings per common share calculation.

Note 3 — Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share — Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

We adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending September 30, 2007 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending September 30, 2007 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We granted options to purchase 200,000 shares of our common stock on June 14, 2007 and all other options outstanding were vested prior to January 1, 2007. There was $124,000 in stock-based expense recognized for the nine months ended September 30, 2007.

A summary of the activity in our stock option plan is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Outstanding at December 31, 2006	871,092	$8.77
Granted	200,000	25.00
Exercised	(255,522)	7.85
Forfeited or expired	—	—
Outstanding at September 30, 2007	815,570	$13.05	6.03	$10,105
Outstanding and expected to vest at September 30, 2007	815,570	$13.05	6.03	$10,105
Options exercisable at September 30, 2007	615,570	$9.16	4.82	$9,929

(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our stock of $23.75 per common share for the 815,570 options outstanding and 615,570 options exercisable that were in-the-money at September 30, 2007.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of grant date shown below:

	2007	2005	2004	2003

Risk-free interest rate	4.94%	3.96%	3.23%	3.82%
Expected option life	3.5 years	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%	0.0%

The options granted in 2007 had an estimated fair value of $5.75. The options granted during 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26, respectively. The weighted average fair value of options granted during the year was $5.75 for 2007, $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in 2006.

Note 4 — Trust Preferred Securities

In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or Trust I. In March 2005, Trust I issued and sold 8,000 of its Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. At the same time, we issued to Trust I $8,248,000 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three month Libor rate plus a margin thereafter. In accordance with FIN 46R, Trust I is not consolidated. We report as liabilities the subordinated debentures issued by the Corporation and held by Trust I.

Note 5 – Stock Issuance

On July 3, 2006 and on July 28, 2006, we issued 1,000,000 and 150,000 shares, respectively, of our common stock. After the issuances, there were 4,390,674 shares of common stock outstanding.

 Note 6 – New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Our adoption of FIN 48 effective January 2007 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We are in the process of analyzing the impact of SFAS 159.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward – looking terminology, such as “expect”, “anticipate”, “believe”, “estimate”, “foresee”, “may”, “might”, “will”, “intend”, “could”, “would”, “plan”, “forecast” or future or conditional verb tenses and variations or negatives of such terms.  These forward-looking statements include, without limitation, those relating to our operating results, vesting of stock options, business bank strategy, management’s review of the loan portfolio, loans classified as doubtful or substandard, loan commitments, interest rate risk, economic value of equity model, net interest margin, net interest income, loan sale transactions, tax rates, non-accrual loans, liquidity, and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the bank holding company for Tennessee Commerce Bank.  Organized in January 2000, Tennessee Commerce Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, fifteen miles south of Nashville.  Franklin is in Williamson County, one of the most rapidly growing counties in the nation. According to the U.S. Census Bureau, Williamson County ranked 59th out of the top 100 fastest growing counties in the nation from July 2004 to July 2005. We also operate a loan production office in Birmingham, Alabama, which we opened in February 2006 and which is staffed with two senior lending officers.

We offer a full range of competitive retail and commercial banking services to local customers in the Nashville MSA.  Our deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. We issue VISA credit cards and are a merchant depository for cardholder drafts under VISA credit cards.  We also offer check cards and debit cards.  We offer our local customers free courier services, access to third-party automated teller machines, or ATMs, and state-of-the-art electronic banking. We have trust powers but do not have a trust department.

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

We do not compete based on the traditional definition of “convenience” and currently have no plans to develop a comprehensive branch bank network.  For us, convenience is created by technology and by a free courier service for local customers which transports deposits directly from the business location to the bank.  We conduct business primarily from a single banking office with no teller line, drive-through window or extended banking hours.  We compete by providing responsive and personalized service to meet customer needs.  We provide free electronic banking and cash management tools and on-site training for business customers.  We compete for consumer business by providing superior products, attractive deposit rates, free internet banking services and access to a third party regional ATM network. We primarily target service, manufacturing and professional customers and avoid retail businesses with high transaction volume.

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks and at September 30, 2007 we had an earning asset ratio of 96.66%.

The business bank model is also highly efficient.  We target the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a smaller, more highly-trained staff.  Management targets an average asset per employee ratio of $7.5 million, compared to the average ratio of approximately $3.8 million assets per employee for Middle Tennessee banks at the end of the second quarter of 2007. At September 30, 2007, assets per employee were $13.8 million.

In addition to our Nashville MSA focus, we have developed expertise in indirect lending that allows us to access a national market. The transactions are fixed rate monthly installment loans originated through a third party equipment vendor or financial services company. Our national market lending is divided into two programs based on loan size. In the first program, through an established network of vendors and financial service companies, we have opportunities to finance business asset secured loan transactions for national middle-market and investment grade companies. In the second program, a different network of vendors and financial service companies located in Tennessee, Alabama, Georgia, California and Michigan partner with us in financing smaller transactions (generally $150,000 or less per transaction). Both national market programs provide geographic and collateral diversity for our portfolio.

Our Market Area

The Bank’s primary market area is Davidson County and Williamson County in Tennessee.  In Davidson County, as of December 31, 2006, there were 25 banks and no savings and loan institutions, with at least 194 offices actively engaged in banking activities, including 10 major state-wide financial institutions.  Total deposits held by banks in Davidson County as of December 31, 2006, were approximately $15.9 billion.  In Williamson County, as of December 31, 2006, there were 21 banks and two savings and loan institutions, with at least 79 offices actively engaged in banking activities, including nine major state-wide financial institutions.  Total deposits held by banks and savings and loan associations in Williamson County as of December 31, 2006, were approximately $4.1 billion.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Demographic information published by SNL Financial shows a total estimated population of 159,022 for Williamson County in 2006, which was a 25.57% increase from 126,638 in 2000. The estimated number of households in the county in 2006 was 56,994, up from 44,725 in 2000, averaging 2.79 persons per household. In 2006, the median household income was $88,410, while per capita income was $44,023.  At the end of 2006, the unemployment rate was 2.6%.

Demographic information published by SNL Financial shows an estimated population of 596,829 for Davidson County in 2006, which was a 4.73% increase over the population of 569,891 in 2000. The estimated number of households in the county in 2006 was 250,628, averaging 2.38 persons per household. In 2006, the median household income was $50,420, while per capita income was $29,695.  At the end of 2006, the unemployment rate was 3.6%.

Overview of Operating Results for the Three and Nine Months Ended September 30, 2007 and September 30, 2006 and Financial Condition at September 30, 2007 and December 31, 2006.

(Dollars in thousands, except per share data, in the remainder of this Item 2.)

The results of operations for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 reflected a 33.61% increase in net income and a 24.14% increase in diluted earnings per share. The increase in earnings resulted primarily from a 38.31% increase in net interest income due to higher average loan balances. The increased net interest income was partially offset by increases in non-interest expense. For the nine months ended September 30, 2007, net income was $4,794, an increase of $1,623 or 51.18% compared to net income of $3,171 for the same period in 2006. Diluted earnings per share increased $0.18 per share or 22.22% for the nine months ended September 30, 2007 compared to the same period in 2006. The nine months ended September 30, 2007 reflected a continuation of the Bank’s trend of rapid asset growth, increasing by $216,677 or 34.75% from $623,518 at December 31, 2006 to $840,195 at September 30, 2007. Net loans increased by 35.53% or $191,355 from December 31, 2006 to September 30, 2007, while total deposits increased by 36.70% or $205,723 during that same period.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

Net Income - Net income for the quarter ended September 30, 2007 was $1,777, an increase of $447 or 33.61%, compared to net income of $1,330 for the quarter ended September 30, 2006.  The increase is primarily attributable to a 38.31% increase in net interest income from $5,126 for the quarter ended September 30, 2006 to $7,090 for the same period in 2007. The increase of $1,964 in net interest income was the result of our overall growth, including a 50.63% increase in net loan balances at September 30, 2007 compared to the same date in 2006. The increase in net interest income was partially offset by increased non-interest expense. Non-interest expense increased by 44.50% to $3,471 for the three month period ended September 30, 2007 compared to $2,402 for the same period in 2006. The increase in non-interest expense was due to an increase in personnel and general operating expenses due to our growth.

(Dollars in thousands)

	Three Months Ended September 30,
	2007	2006	% Change

Interest income	$16,371	$11,000	48.83%
Interest expense	9,281	5,874	58.00
Net interest income	7,090	5,126	38.31
Provision for loan losses	1,300	1,150	13.04
Net interest income after provision for loan losses	5,790	3,976	45.62
Non-interest income	574	590	(2.71)
Non-interest expense	3,471	2,402	44.50
Net income before taxes	2,893	2,164	33.69
Income tax expense	1,116	834	33.81
Net income	$1,777	$1,330	33.61%

Net Interest Income - Net interest income for the quarter ended September 30, 2007 was $7,090 compared to $5,126 for the same period in 2006, a gain of $1,964 or 38.31%.  The increase of $1,964 in net interest income was the result of our overall growth, including a 50.63% increase in net loan balances at September 30, 2007 compared to the same date in 2006.

Provision for Loan Losses - The provision for loan losses for the three months ended September 30, 2007 was $1,300, an increase of $150, or 13.04%, above the provision of $1,150 expensed in the same period in 2006.  This increase was primarily due to the increase in loan volume. The provision is discussed as it relates to the allowance for loan losses in the following section titled “Comparison of Financial Condition at September 30, 2007 and December 31, 2006.” At September 30, 2007, the loan loss reserve of $9,250 was 1.25% of gross loans of $739,155.

Non-interest Income - Non-interest income decreased by 2.71% or $16, from $590 in the quarter ended September 30, 2006 to $574 for the same period in 2007. The decrease was primarily due to lower gains on loan sales.  The gain on loan sales was $547 and $567 for the three month periods ended September 30, 2007 and 2006, respectively.

Non-interest Expense - Non-interest expense for the three months ended September 30, 2007 was $3,471, an increase of $1,069 or 44.50%, over the $2,402 expensed in the same period in 2006.  Approximately 72.66% of the increase was due to increases in personnel. At September 30, 2007, the Bank had 61 full time employees compared with 49 employees at September 30, 2006. For the three months ending September 30, 2007 our efficiency ratio increased to 45.29% from 42.02% for the same period in 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

Net Income - Net income for the nine months ended September 30, 2007 was $4,794, an increase of $1,623 or 51.18% compared to net income of $3,171 for the nine months ended September 30, 2006.  The increase is attributable to a 39.76% increase in net interest income from $13,824 for the nine months ended September 30, 2006 to $19,321 for the same period in 2007. The increase of $5,497 in net interest income was the result of our overall growth, including a 53.12% increase in average net loan balances at September 30, 2007 compared to the same date in 2006. This positive effect was partially offset by a 36.51% increase in the provision for loan losses, from $3,150 during the nine months ended September 30, 2006 to $4,300 for the same period in 2007. Also, non-interest expense increased by 38.38% to $9,183 for the nine month period ended September 30, 2007 compared to $6,636 for the same period in 2006. The increase in the provision for loan losses was primarily the result of funding the allowance for loan losses to match our significant loan growth. The increase in non-interest expense was due to the increase in personnel and general operating expenses due to our growth.

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006	% Change

Interest income	$44,194	$28,758	53.68%
Interest expense	24,873	14,934	66.55
Net interest income	19,321	13,824	39.76
Provision for loan losses	4,300	3,150	36.51
Net interest income after provision for loan losses	15,021	10,674	40.73
Non-interest income	2,006	1,124	78.47
Non-interest expense	9,183	6,636	38.38
Net income before taxes	7,844	5,162	51.96
Income tax expense	3,050	1,991	53.19
Net income	$4,794	$3,171	51.18%

Net Interest Income - Net interest income for the nine months ended September 30, 2007 was $19,321 compared to $13,824 for the same period in 2006, a gain of $5,497 or 39.76%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the nine months ended September 30 increased by 53.12% or $215,068 from $404,856 for that period in 2006 to $619,924 for the same period in 2007. Loan growth was matched by an increase in average interest bearing deposits from $404,338 for the nine months ended September 30, 2006 to $626,592 for the same period in 2007, an increase of $222,254 or 54.97%.

Net Interest Margin - The net interest margin decreased from 4.05% for the nine months ended September 30, 2006 to 3.73% for the same period in 2007 due to an increase in the cost of funds which offset an increase in the yield on earning assets.  Interest income increased by $15,436 or 53.68%, from $28,758 during the nine months ended September 30, 2006 to $44,194 during the same period in 2007. The increase was primarily due to increased loan volume.  Average earning assets increased from $455,567 in the nine months ended September 30, 2006 to $692,219 in the same period in 2007, an increase of $236,652 or 51.95%.  The increase in earning assets was primarily due to loan growth. Average loan balances increased by $215,068 or 53.12%.  The average yield on earning assets increased from 8.42% in the nine months ended September 30, 2006 to 8.53% in the same period in 2007. The increase in the cost of funds, as a percentage of average balances was primarily due to increases in short term interest rates paid on deposits that support our loan growth. Between September 30, 2006 and September 30, 2007, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 50 basis points on September 18, 2007 for the first time since June 25, 2003.

Interest Expense – Interest expense increased from $14,934 in the nine months ended September 30, 2006, to $24,873 in the nine months ended September 30, 2007. The $9,939, or 66.55%, increase in expense was due to increases in the volume of deposits as well as rate increases. Average interest earning liabilities increased by $221,227 or 53.35%.  The cost of funds increased from 4.82% in the nine months ended September 30, 2006 to 5.23% during the same nine months in 2007, an increase of 41 basis points.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2007 and 2006. The table is presented on a tax equivalent basis, if applicable.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$61,298	$2,507	5.41%	$41,363	$1,529	4.83%
Loans (2) (3)	619,924	41,252	8.90%	404,856	26,943	8.90%
Federal funds sold	10,997	435	5.29%	9,348	286	4.09%
Total interest earning assets	692,219	44,194	8.53%	455,567	28,758	8.42%

Non-interest earning assets
Cash and due from banks	5,275			3,787
Net fixed assets and equipment	1,567			974
Accrued interest and other assets	15,597			8,965

Total assets	$714,658			$469,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$626,592	$24,411	5.21%	$404,338	$14,421	4.77%
Federal funds purchased	1,012	44	5.81%	1,324	55	5.55%
Subordinated debt	8,277	418	6.75%	8,992	458	6.81%
Total interest bearing liabilities	635,881	24,873	5.23%	414,654	14,934	4.82%

Non-interest bearing liabilities
Non-interest bearing demand deposits	20,514			18,499
Other liabilities	2,944			2,616
Shareholders’ equity	55,319			33,524

Total liabilities and shareholders’ equity	$714,658			$469,293

Net Interest Spread	3.30%			3.60%

Net Interest Margin	3.73%			4.05%

(1)	Unrealized loss of $705 and $928 is excluded from yield calculation for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Non-accrual loans are included in average loan balances and loan fees of $2,768 and $1,917 are included in interest income for the nine months ended September 30, 2007 and 2006, respectively.
(3)	Loans are presented net of allowance for loan loss.

The following table outlines the components of net interest income for the nine month periods ended September 30, 2007 and 2006 and identifies the impact of changes in volume and the changes in rate:

	September 30, 2007 change from September 30, 2006 due to:
(Dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$14,311	$(2)	$14,309
Securities — taxable (1)	789	189	978
Federal funds sold	56	93	149
Total interest income	15,156	280	15,436

Interest expense
Deposits (other than demand)	8,553	1,437	9,990
Federal funds purchased	(13)	2	(11)
Subordinated debt	(36)	(4)	(40)
Total interest expense	8,504	1,435	9,939

Net interest income	$6,652	$(1,155)	$5,497

(1)          Unrealized loss of $705 and $928 is excluded from yield calculation for the nine months ended September 30, 2007 and 2006, respectively.

Provision for Loan Losses - The provision for loan losses for the nine months ended September 30, 2007 was $4,300, an increase of $1,150, or 36.51%, above the provision of $3,150 expensed in the same period in 2006.  This increase was primarily due to significant loan growth. The provision is discussed as it relates to the allowance for loan losses in the section below titled “Comparison of Financial Condition at September 30, 2007 and December 31, 2006.” At September 30, 2007, the loan loss reserve of $9,250 was 1.25% of gross loans of $739,155.

Non-interest Income - We earned $69 in mortgage origination fees during the nine months ended September 30, 2007 compared to $61 earned during the same period in 2006, an increase of $8 or 13.11%.  We recognized $10 on the sale of securities in the nine months ended September 30, 2007 compared with no gain for the same period in 2006.

We earned $1,827 on loan sale transactions in the nine months ended September 30, 2007, a 54.96% increase compared to $1,179 during the same period in 2006. This increase was primarily due to demand from purchasers. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the nine months ended September 30, 2007, was $9,183, an increase of $2,547 or 38.38%, over the $6,636 expensed in the same period in 2006.  Approximately 59.29% of the increase was due to the additional employee expenses. At September 30, 2007, we had 61 full time employees. Assets per employee were $11.7 million at September 30, 2006 and $13.8 million at September 30, 2007. Management targets $7.5 million per full time employee as a measure of staffing efficiency.

Our efficiency ratio for the nine months ending September 30, 2007 and 2006 was 43.06% and 44.39%, respectively, an improvement of 133 basis points.

Efficiency Ratio

	Nine Months Ended September 30,
(Dollars in thousands )	2007	2006
Non-interest expense	$9,183	$6,636

Net interest income	19,321	13,824
Non-interest income	2,006	1,124
Total Revenues	$21,327	$14,948

Efficiency Ratio	43.06%	44.39%

Income Taxes - Our effective tax rate for the nine months ended September 30, 2007 was 38.88% compared to 38.57% for the nine months ended September 30, 2006. Management anticipates that tax rates in future periods will approximate the rates paid in 2006.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets - Total assets at September 30, 2007 were $840,195, an increase of $216,677, or 34.75%, over total assets of $623,518 at December 31, 2006. Loan growth was the primary reason for the increase.  At September 30, 2007, net loans equaled $729,905, up $191,355, or 35.53% over the December 31, 2006 total net loans of $538,550. The cash and cash equivalents balance increased by $3,782 between December 31, 2006 and September 30, 2007, primarily as a result of higher “due from” balances.

Our business bank model of operation results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets which earn interest income.  Earning assets include short-term investments, the investment portfolio, and net loans.  We maintain a higher level of earning assets because fewer assets are allocated to facilities, cash, and “due from” bank accounts used for transaction processing.  Earning assets at September 30, 2007 were $810,458, or 96.46% of total assets of $840,195.  Earning assets at December 31, 2006 were $610,322, or 97.88% of total assets of $623,518.

Loans - We had total net loans of $729,905 at September 30, 2007. The following table sets forth the composition of our loan portfolio at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Real estate
Construction	$113,090	$74,482
1 to 4 family residential	32,577	22,873
Other	122,201	83,985
Commercial, financial and agricultural	459,038	353,996
Consumer	4,196	3,246
Other	8,053	6,936

Total loans	739,155	545,518
Less: allowance for loan losses	(9,250)	(6,968)

Net loans	$729,905	$538,550

The following table sets forth the percentage composition of our loan portfolio by type at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Real estate:
Construction	15.30%	13.65%
1 to 4 family residential	4.41	4.19
Other	16.53	15.40
Commercial, financial and agricultural	62.10	64.89
Consumer	0.57	0.60
Other	1.09	1.27

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%

Direct funding	$194,861	42.45%	$151,692	42.85%
Indirect funding:
Large	124,224	27.06	88,569	25.02
Small	139,953	30.49	113,735	32.13
Total	$459,038	100.00%	$353,996	100.00%

Management periodically reviews our loan portfolio, particularly non-accrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. When a loan is classified as non-accrual, any unpaid interest is reversed against current income.  Interest is included in income thereafter only to the extent received in cash.  The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification.

The following table presents information regarding non-accrual, past due and restructured loans at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Non-accrual loans:
Number	97	60
Amount	$4,964	$2,689

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	51	18
Amount	$2,416	$940

Loans defined as “troubled debt restructurings”:
Number	1	3
Amount	$150	$1,144

As of September 30, 2007 and December 31, 2006, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Allowance for Loan Losses - The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with generally accepted accounting principles, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL which is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.33% for the nine months ended September 30, 2007 and 0.33% for the nine months ended September 30, 2006. The ALL as a percentage of the outstanding loans at the end of the period was 1.25% at September 30, 2007 and 1.26% at September 30, 2006.

An analysis of our loss experience is furnished in the following table for the nine months ended September 30, 2007 and the same period ended September 30, 2006:

(Dollars in thousands)	September 30, 2007	September 30, 2006
Allowance for loan losses at beginning of period	$6,968	$4,399
Charge-offs:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	2,268	1,580
Consumer	11	10
Total Charge-offs	2,279	1,590

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	261	219
Consumer	—	21
Total Recoveries	261	240

Net Charge-offs	2,018	1,350

Provision for loans charged to expense	4,300	3,150
Allowance for loan losses at end of period	$9,250	$6,199

	September 30, 2007	September 30, 2006
Net charge-offs as a percentage of average total loans outstanding during the period	0.33%	0.33%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.25%	1.26%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at September 30, 2007 was $68,742 compared to $56,943 at December 31, 2006.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 8.18% of total assets at September 30, 2007 and 9.13% of total assets at December 31, 2006.

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

Deposits – Total deposits at September 30, 2007 were $766,290, up $205,723 or 36.70% over the December 31, 2006 total deposits of $560,567. Total average deposits during the nine months ending September 30, 2007, were $647,106, an increase of $224,269, or 53.04% over the total average deposits of $422,837 during the nine months ending September 30, 2006. Average non-interest bearing deposits increased by $2,015, or 10.89%, from $18,499 in the nine months ending September 30, 2006, to $20,514 in the nine months ending September 30, 2007.

The following table sets forth average deposit balances for the nine months ended September 30, 2007 and 2006 and the average rates paid on those balances:

Deposits

	Nine Months Ended September 30,
	2007		2006
(Dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$20,514	—%	$18,499	—%
Interest-bearing demand deposits	6,499	3.69	5,192	3.60
Money market accounts	116,090	5.09	62,904	5.18
Savings accounts	7,481	2.68	13,795	2.66
IRA accounts	15,616	5.21	4,788	4.82
Purchased time deposits	235,896	5.27	179,413	4.65
Time deposits	245,010	5.32	138,246	4.98
Total deposits	$647,106		$422,837

(1)             Rate is annualized

Short Term Debt – In September 2007, we borrowed $2,000 on a $10,000 line of credit with First Tennessee Bank, National Association. This line of credit expires on October 1, 2008.

Subordinated Debt - In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or Trust I. In March 2005, Trust I issued and sold 8,000 of Trust I’s Fixed/Floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of Fixed/Floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a 3 month Libor rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN46R), Trust I is not consolidated. We report as liabilities the subordinated debentures issued by us and held by Trust I.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At September 30, 2007, we had unfunded loan commitments outstanding of $119,000  and standby letters of credit and financial guarantees of $11,100. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate Federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions where we have available federal fund lines totaling $27,000.

Liquidity/ Capital Resources

Liquidity - Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  We are subject to general FDIC guidelines, which do not require a minimum level of liquidity. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes its liquidity ratios meet the general FDIC guidelines and we have assets and borrowing capacity to provide adequate liquidity. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.

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

At September 30, 2007 and December 31, 2006, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	September 30,	December 31,	for capital	well-
	2007	2006	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.76%	8.78%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.67%	9.94%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	8.97%	9.23%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	8.88%	10.45%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.17%	10.45%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	10.09%	11.68%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on September 30, 2007 and December 31, 2006 we and the Bank were within the “well capitalized” categories under the regulations.

Impact of Inflation and Changing Prices - The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, almost all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at September 30, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$11,811	$—	$—	$—	$—	$11,811

Securities
U.S. government agencies	—	27,662	—	9,371	25,878	62,911
Mortgage-backed securities	—	1,028	2,372	1,609	822	5,831
Total securities	—	28,690	2,372	10,980	26,700	68,742

Total loans	227,440	73,344	195,721	227,879	14,771	739,155

Total Interest Earning Assets	239,251	102,034	198,093	238,859	41,471	819,708

Other Assets	—	—	—	—	20,487	20,487

Total Assets	$239,251	$102,034	$198,093	$238,859	$61,958	$840,195

Interest Bearing Liabilities
Deposits
Interest checking	$6,497	$—	$—	$1,237	$—	$7,734
Money market and savings	78,772	—	—	33,759	—	112,531
Time deposits	—	104,934	398,310	114,683	—	617,927
Total deposits	85,269	104,934	398,310	149,679	—	738,192

Short Term Debt	—	—	2,000	—	—	2,000
Subordinated Debt	—	—	—	—	8,248	8,248

Total Interest Bearing Liabilities	85,269	104,934	400,310	149,679	8,248	748,440

Other Liabilities	—	—	—	—	31,547	31,547

Shareholders’ Equity	—	—	—	—	60,208	60,208

Total Liabilities and Shareholders’ Equity	$85,269	$104,934	$400,310	$149,679	$100,003	$840,195

Rate Sensitive Gap by period	$153,982	$(2,900)	$(202,217)	$89,180	$33,223
Cumulative Gap		$151,082	$(51,135)	$38,045	$71,268

Cumulative Gap as a percentage of Total Assets		17.98%	(6.09)%	4.53%	8.48%

Rate sensitive assets / Rate sensitive liabilities (cumulative)	2.81	1.79	0.91	1.05	1.10

From September 30, 2006 to September 30, 2007, the Federal Reserve Open Market Committee has decreased interest rates by 50 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At September 30, 2007, our one year GAP was 0.91.

The interest rate risk model that defines the GAP position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which set a limit on the variance of net interest income to less than a 5% percent decline for a  100 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At September 30, 2007, we were in compliance with our current guidelines.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100 basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10 percent from the base case. At September 30, 2007, we were in compliance with our current guidelines.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a)          None.

(b)         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)          None.

(b)         Not applicable.

(c)          None.

(d)         None.

ITEM 5. OTHER INFORMATION.

(a)          None.

(b)         None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Articles of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc. (1)

2.2	Plan of Share Exchange of Tennessee Commerce Bank and Tennessee Commerce Bancorp, Inc. (1)

3.1	Charter of Tennessee Commerce Bancorp, Inc. (1)

3.2	Bylaws of Tennessee Commerce Bancorp, Inc. (1)

10.1	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form 10 as filed with the Securities and Exchange Commission on April 29, 2005 and incorporated by reference herein.

(2)	Previously filed as an Exhibit to Tennessee Commerce Bancorp, Inc.’s Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2007 and incorporated by reference herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

November 14, 2007	/s/ Arthur F. Helf
(Date)	Arthur F. Helf
Chairman and Chief Executive Officer

November 14, 2007	/s/ George W. Fort
(Date)	George W. Fort
Chief Financial Officer