Form 10-K
period 2007-12-31
Tennessee Commerce Bancorp, Inc.
filed 2008-04-18
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐      Accelerated filer   ☒       Non-accelerated filer   ☐         Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2007 was $96.5 million, based upon the average sale price on that date.

As of March 14, 2008, there were 4,731,696 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of shareholders to be held on June 25, 2008, which will be filed with the Commission no later than April 29, 2008 (the Proxy Statement). Certain Part II information required by Form 10-K is incorporated by reference to the registrant’s Annual Report to Shareholders, but the Annual Report to Shareholders shall not be deemed filed with the Commission.

i

PART I

ITEM 1.                                                     BUSINESS

General

Tennessee Commerce Bancorp, Inc. (the “Corporation” or “we” or “us”) is a bank holding company formed as a Tennessee corporation to own the shares of Tennessee Commerce Bank (the “Bank”). The Bank commenced operations January 14, 2000, and is a full service financial institution located in Franklin, Tennessee, 15 miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation and the Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at December 31, 2007 of $900 million. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The Business Bank strategy emphasizes banking services for small- to medium-sized businesses, entrepreneurs and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank. This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

The Bank does not compete based on the traditional definition of “convenience” and does not have a branch network for that purpose. Business is conducted from a single office with no teller line, drive-through window or extended banking hours.  The Bank competes by providing responsive and personalized service to meet customer needs.  Convenience is created by technology and by a free courier service which transports deposits directly from the local business location to the Bank.  The Bank provides free electronic banking and cash management tools and on-site training for business customers.  The Bank competes for local consumer business by providing superior products, attractive deposit rates, free Internet Banking services and access to a third party regional automated teller machine (“ATM”) network. The Bank targets service, manufacturing and professional customers and avoids retail businesses with high transaction volume.

The Bank offers a full range of competitive retail and commercial banking services.  The deposit services offered include various types of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small-and-medium size businesses and professionals, and letters of credit. The Bank issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards.  The Bank also offers check cards and debit cards.  The Bank offers its local customers courier services, access to third-party ATMs and state of the art electronic banking. The Bank has trust powers but does not have a trust department.

The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions.   The Business Bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 90 to 92% for all banks insured by the Federal Deposit Insurance Corporation (“FDIC”). Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans.  Management targets a loan mix of 60% commercial loans and 40% real estate.  At December 31, 2007, the composition of the $794 million loan portfolio was 60.14% commercial, 36.50% secured by real estate (both commercial and consumer) and 0.50% in consumer and credit card loans.

The Bank offers a full range of loan products to local consumers and businesses.  Consumer products include secured and unsecured lines of credit, term loans and credit cards.  Loans secured by real estate include construction and acquisition loans in the form of 1st and 2nd mortgage term loans and home equity lines.  The Bank specializes in lending to businesses.  Customized business loans include lines of credit and term loans secured by accounts receivable, inventory, equipment, and real estate.  Commercial real estate products include acquisition and construction loans for business properties and term loan financing of commercial real estate.

In addition to lending in the local marketplace, the Bank generates assets in the national market by providing collateral-based loans to business borrowers located in other states through two types of indirect funding programs. In both programs, the transactions are originated by a third party, such as an equipment vendor or financial services company, who provides the Bank with a borrower’s financial information and arranges for a borrower’s execution of loan documentation. The Bank funds these transactions earning strong yields and has no servicing expense or residual risk in any transaction originated by these financial service companies and vendors. The Bank has management and personnel who are experienced in this type of transaction and are able to evaluate and partner effectively with the companies who originate these transactions. All indirect funding is secured by the business asset financed, and is subject to the Bank’s minimum credit score and documentation standards.  These national market transactions provide geographic and collateral diversity for the portfolio and represent approximately 35.72% of the total loan portfolio at December 31, 2007.

The two national market funding programs fund different size loans through two different networks. In the first type, the Bank uses an established network of financial service companies and vendor partners that provide the Bank funding opportunities to national middle-market and investment grade companies. At December 31, 2007, the average size of this type of loan in the loan portfolio was $289,000 and earned an average yield of 7.91%. Funding under this program represents approximately 16.44% of the $794 million total loan portfolio.  In the second program, the Bank partners with a second network of financial service companies and vendors located in Tennessee, Alabama, Georgia, California and Michigan. This program is for smaller transactions. These loans that finance business assets are less than $125,000 at origination. Management has installed a standardized credit approval process that delivers quick responsive service. At December 31, 2007, the average size of this type of loan in the loan portfolio was $45,000, and the average yield on these loans was 8.75%. Funding under this program represents approximately 19.28% of the $794 million total loan portfolio.

Management believes the Business Bank model is highly efficient.  The Bank targets the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of certain administrative functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff.  Management targets an average asset per employee ratio of $7.5 million compared to the average of less than $3.4 million in assets per employee for Tennessee state-chartered banks at the end of September 30, 2007, as reported by SNL. The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations.  Management targets an operating efficiency ratio (total operating expense divided by total revenue) of 40% to 45%.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

The Bank’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

We were incorporated on March 22, 2000, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act.  The share exchange was completed on May 31, 2000.  The activities of the Corporation are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Our offices are the same as the principal office of the Bank.  On March 29, 2005, we formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust”). The Bank and the Trust are our only subsidiaries. At this time, we have no plans to conduct any business apart from the activities of the Bank. The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is headquartered in Franklin, Tennessee.

Market Area and Competition

All phases of the Bank’s business are highly competitive.  The Bank is subject to intense competition from various financial institutions and other companies or firms that offer financial services.  The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and issuers of commercial paper and other securities, such as money-market and mutual funds.  In making loans, the Bank is expected to compete with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders.

The Bank’s primary market area is Davidson County and Williamson County in Tennessee.  In Davidson County, as of June 30, 2007, there were 25 banks and no savings and loan institutions, with at least 205 offices actively engaged in banking activities, including eight major state-wide financial institutions, according to SNL.  Total deposits held by banks in Davidson County as of June 30, 2007, were approximately $16.7 billion.  In Williamson County, as of June 30, 2007, there were 22 banks and two savings and loan institutions, with at least 83 offices actively engaged in banking activities, including eight major state-wide financial institutions.  Total deposits held by banks and savings and loan associations in Williamson County as of June 30, 2007, were approximately $4.6 billion, according to SNL.  In addition, there are numerous credit unions, finance companies, and other financial services providers.

Demographic information published by SNL Financial shows a total estimated population of 164,410 for Williamson County in 2007, which is a 29.83% increase from 126,638 in 2000. The estimated number of households in the county in 2007 was 58,965, up from 44,725 in 2000, averaging 2.79 persons per household. In 2007, the median household income was $88,854, while per capita income was $44,942.  At the end of 2007, the unemployment rate was 3.6%.

Demographic information published by SNL Financial shows an estimated population of 599,512 for Davidson County in 2007, which is a 5.2% increase over the population of 569,891 in 2000. The estimated number of households in the county in 2007 was 253,891, averaging 2.36 persons per household. In 2007, the median household income was $51,811, while per capita income was $30,129.  At the end of 2007, the unemployment rate was 4.1%.

Employees

At December 31, 2007, the Corporation employed no persons and the Bank employed 64 persons on a full-time basis. The Bank’s employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and are registered with the Federal Reserve Board. Our banking subsidiary is subject to restrictions under federal law which limit the transfer of funds by the Bank to the Corporation, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Corporation and the Bank, to an aggregate of 20% of the Bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, we are required to file with the Federal Reserve Board semiannual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of us at its discretion.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC – either as a result of default of our banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default – our banking subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions.

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

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

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

Bank Regulation

The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the Commissioner of the TDFI (the “Commissioner”), Tennessee’s state banking authority.  The Bank is also subject to various requirements and restrictions under federal and state law, including without limitation restrictions on permitted activities, requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered.  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

The FDIC and the Commissioner periodically conduct examinations of the Bank.  If, as a result of an examination of the Bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of December 31, 2007, the Bank was not the subject of any such action by the FDIC or the Commissioner.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a semiannual statutory assessment.

Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the types of investments that may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks must become and remain insured banks under the Federal Deposit Insurance Act (the “FDIA”).

Capital Requirements

The Federal Reserve Board has risk-based capital requirements for bank holding companies and member banks, and the FDIC adopted risk-based capital requirements for banks and bank holding companies effective after December 31, 1990. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I Capital (as defined below).  Under the guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a total risk based capital ratio in excess of 10% (in addition to meeting other requirements).

At least half of the total capital of a bank is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments (“Tier I Capital”).  The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier I Capital and a limited amount of loan loss reserves (“Tier II Capital”).  Under the risk-based capital requirements, total capital consists of Tier I Capital, which is generally common shareholders’ equity less goodwill, and Tier II Capital, which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators.  The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I Capital and 8% total risk-based capital.

The Federal Reserve Board and the FDIC have adopted a minimum leverage ratio of 3%.  Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including having the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3%, plus an additional cushion of at least 1% to 2%.  State regulatory authorities and the FDIC encourage most community banks to maintain a leverage ratio of 6.5% to 7.0%. The FDIC has a regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I leverage capital ratio (ratio of Tier I Capital, less intangible assets, to total assets).  In order for an institution to operate at or near the minimum Tier I leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings.  In general, the Bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion.  Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited or if the institution is undertaking expansion, seeking to engage in new activities or otherwise faces unusual or abnormal risks.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.  The Bank’s Tier I leverage capital ratio at December 31, 2007 was 8.75%.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.  Institutions not in compliance with the capital guidelines are expected to be operating in compliance with a capital plan or agreement with the regulator.  If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action.  In addition, failure by an institution to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may subject the institution to enforcement action.  An institution’s failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

In 1999, the Basel Committee on Banking Supervision (“Basel Committee”) launched its efforts to develop an improved capital adequacy framework by issuing its proposals to revise the 1988 Basel Capital Accord.  In June 2004, the Basel Committee issued its final framework.  The new capital framework (“Basel II”) consists of minimum capital requirements, a supervisory review process and the effective use of market discipline.  Basel II seeks to ensure that a bank’s capital position is consistent with its overall risk profile and strategy, encourages early supervisory intervention when a bank’s capital position deteriorates and calls for detailed disclosure of a bank’s capital adequacy and how it evaluates its own capital adequacy.

In September 2006, the U.S. regulators published a revised Notice of Proposed Rulemaking (“NPR”) for Basel II.  The Final Rule on Advanced Capital Adequacy Framework—Basel II (the “Final Rule”), has been approved by all regulatory agencies and took effect on April 1, 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt in.  Under the Final Rule, the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, a NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the current Basel I capital rules.

The agencies are currently developing a NPR that would provide non-core banks the option of adopting the Standardized Approach of the Basel II Framework.  The Basel II Standardized NPR is expected to replace the Basel IA NPR.

Payment of Dividends

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries.  The principal source of cash flow of the Company, including cash flow to pay dividends on its stock or principal (premium, if any) and interest on debt securities, is dividends from the Bank.  There are state and federal statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

Under the FDIA, the Bank may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.  In addition, the Bank is restricted from paying dividends under certain circumstance by the Tennessee Banking Act. The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the TDFI.  The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

If, in the opinion of the FDIC or the Federal Reserve Board, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice.  The FDIC and the Federal Reserve Board have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or the Corporation’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation was dissolving.  In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation’s Board must consider the Corporation’s current and prospective capital, liquidity, and other needs.

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants.

FIRREA

FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.  FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, principal shareholders and the interests of these individuals.  Other violations may result in civil money penalties of $5,000 to $30,000 per day or in criminal fines and penalties.  In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is adequately capitalized if it meets all of the minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions and are not directly applicable to holding companies that control such institutions.  However, the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities after one year after enactment.  The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction.  Tennessee has opted-in to the Interstate Act.  Management cannot predict the extent to which the business of the Bank may be affected by the Interstate Act.  Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  Because it believes that the Bank was well capitalized as of December 31, 2007, management of the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

FDIC Insurance Premiums

The Bank is required to pay semiannual FDIC deposit insurance assessments to the Deposit Insurance Fund (“DIF”).  The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) ratified new powers for banks and bank holding companies, especially in the areas of securities and insurance.  The GLBA also includes requirements regarding the privacy and protection of customer information held by financial institutions, as well as many other providers of financial services.  There are provisions providing for functional regulation of the various services provided by institutions among different regulators.  There are other provisions which limit the future expansion of unitary thrift holding companies.  Finally, among many other sections of the GLBA, there is some relief for small banks from the regulatory burden of the Community Reinvestment Act.  The regulatory agencies have been adopting many new regulations to implement the GLBA.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking subsidiary.  The regulations imposed new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA Patriot Act’s requirements.

The IMLAFA required all “financial institutions,” as defined therein, to establish anti-money laundering compliance and due diligence programs no later than April 2003.  Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.  The Bank has established anti-money laundering compliance and due diligence programs which management believes comply with the IMLAFA.

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

Effect of Governmental Policies

The Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve System.  An important function of the Federal Reserve System is to regulate the national money supply.  Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. Government securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) and changes in the reserve requirements of depository institutions.  These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

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

Bills are pending before the United States Congress and the Tennessee General Assembly and proposed regulations are pending before the various state and federal regulatory agencies that could affect the business of the Company and the Bank, and there are indications that other similar bills and proposed regulations may be introduced in the future.  It cannot be predicted whether or in what form any of these or future proposals will be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Securities Exchange Act of 1934, as amended.  In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Availability of Information

We file periodic reports with the SEC. The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding us that we file electronically with the SEC.  The Corporation makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on the Bank’s website at www.tncommercebank.com under the “Investor Relations” heading.

ITEM 1A.          RISK FACTORS

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

There can be no assurance that we will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth will cause growth in overhead expenses as we routinely add staff. As a result, historical results may not be indicative of future results. Failure to successfully address these issues identified above could have a material adverse effect on our business, future prospects, financial condition or results of operations.

We rely heavily on the services of key personnel.

We depend substantially on the strategies and management services of our executive officers – Arthur F. Helf, Chairman and Chief Executive Officer, Michael R. Sapp, President, George W. Fort, Chief Financial Officer, and H. Lamar Cox, Chief Administrative Officer and acting Chief Financial Officer. The loss of the services of any of these executive officers could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.  We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.

National market funding outside of the Nashville MSA has different risks.

Approximately 35.72% of our loan portfolio is composed of national market funding loans to non-Middle Tennessee businesses referred to us by a small network of equipment vendors and financial service companies. These loans account for approximately 32.72% and 32.04%, respectively, of the increase in total loans at December 31, 2007 and 2006, over the prior year. This lending causes us to have somewhat different risks than those typical for community banks generally. Our loan portfolio is more geographically diverse, and as a result the loan collateral is also more widely dispersed geographically. This may result in longer time periods to locate collateral and higher costs to dispose of collateral in the event that the collateral is used to satisfy the loan obligation. This part of our portfolio also provides geographic risk diversification by reducing the adverse impact of a regional downturn in the economy.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

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

The banking business is highly competitive and we experience competition in our markets from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate in the Nashville MSA and elsewhere.  We not only compete with these companies in the Nashville MSA, but also in the regional and national markets in which we engage in our indirect funding programs.

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

We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base in the Nashville MSA from consumers with an existing relationship with other financial institutions and from new residents.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in the Nashville MSA and regionally and nationally with respect to our indirect funding programs.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary source of our funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While our management believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market that are applicable to us, have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, greater compliance costs.

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

In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors of other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

In 2005, we supported our continued growth through the issuance of trust preferred securities from an affiliated special purpose trust and accompanying subordinated debentures. At December 31, 2007, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $8.2 million. Our board of directors may also decide to issue additional tranches of trust preferred securities in the future. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years (from the date of issuance) during which time we may not pay dividends on our common stock.

Changes in monetary policy could adversely affect operating results.

Like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve Board and other federal instrumentalities.  A primary instrument of monetary policy employed by the Federal Reserve Board is the restriction or expansion of the money supply through open market operations.  This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, adverse effect on the operating results of financial institutions.  Borrowings by the United States government to finance the government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions.

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

Even though our common stock is currently traded on The NASDAQ Global Market, the trading volume of our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

While we believe that because we are listed on The NASDAQ Global Market, the trading volume of our common stock should increase, we cannot be certain when a more active and liquid trading market for our common stock will develop or be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

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

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, a strong local business environment, and relationships with an extensive group of equipment vendors and financial services companies. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to grow.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Our main office is located in Williamson County at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, which is also the main office of the Bank.  This location is centrally located and in a high traffic/exposure area. The Bank leases 32,711 square feet at a competitive rate and the term of the lease expires in December 2017.  The Bank provides services throughout the community by use of a network of couriers, third party ATMs and state-of-the-art electronic banking. The Bank also operates a loan production office located in Jefferson County at One Chase Corporate Center, Suite 400, Birmingham, Alabama 35244, where the Bank leases 560 square feet at a competitive rate under the terms of a lease.

ITEM 3.                LEGAL PROCEEDINGS

To the best of our knowledge, there are no pending legal proceedings, other than routine litigation incidental to the business, to which we or the Bank is a party or of which any of our or the Bank’s property is the subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on The NASDAQ Global Market since June 9, 2006. Before that date, it was traded on the Over-The-Counter Bulletin Board from December 16, 2005, and prior to that time, it was not traded through an organized exchange. The number of shareholders of record at March 14, 2008, was 411. The table below shows the quarterly range of high and low sale prices for our common stock during the fiscal years 2007 and 2006. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2006:	First Quarter	$25.00	$19.00
	Second Quarter	$20.50	$17.90
	Third Quarter	$22.23	$15.91
	Fourth Quarter	$32.20	$22.15
2007:	First Quarter	$31.00	$26.89
	Second Quarter	$30.00	$23.52
	Third Quarter	$28.19	$21.04
	Fourth Quarter	$27.10	$19.75

Dividends

We have never declared or paid dividends on our common stock. Our payment of cash dividends is subject to the discretion of our Board of Directors and the Bank’s ability to pay dividends.  The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, please see PART I, ITEM 1 “BUSINESS – Supervision and Regulation – Payment of Dividends.”  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future.

Recent Sales of Unregistered Securities

At various times during 2007, options to purchase 272,522 shares of our common stock were exercised by employees of the Bank, in 38 different transactions, at exercise prices ranging from $5.00 to $16.00 per share for an aggregate price of $2.1 million. We issued these shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 701 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

ITEM 6.                                           SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 should be read in conjunction with the financial statements included in Item 8:

	2007	2006	2005	2004	2003
	(Dollars in Thousands except share data)
Operating Data:
Total interest income	$62,206	$41,245	$23,633	$13,185	$8,205
Total interest expense	34,934	21,868	10,006	4,265	2,976
Net interest income	27,272	19,377	13,627	8,920	5,229
Provision for loan losses	(6,350)	(4,350)	(3,700)	(2,420)	(1,115)
Net interest income after provision for loan losses	20,922	15,027	9,927	6,500	4,114
Non-interest income:
Investment securities gains	26	—	4	33	132
Gain on sale of loans	2,687	2,025	1,106	504	—
Other income	167	(262)	201	263	300
Non-interest expense	(13,263)	(9,056)	(6,246)	(4,552)	(3,459)
Income before income taxes	10,539	7,734	4,992	2,748	1,087
Income tax (expense) benefit	(3,643)	(2,985)	(1,925)	(1,082)	(188)
Net income	$6,896	$4,749	$3,067	$1,666	$899

Per Share Data :
Net income, basic	$1.49	$1.24	$0.95	$0.57	$0.40
Net income, diluted	$1.41	$1.14	$0.87	$0.53	$0.38
Book value	$13.36	$11.51	$8.16	$7.29	$5.44

Financial Condition Data:
Assets	$900,153	$623,518	$404,040	$245,917	$156,075
Loans, net	784,001	538,550	344,187	213,326	133,187
Investments	73,753	56,943	31,992	18,690	12,978
Cash and due from financial institutions	5,236	177	6,877	3,838	5,224
Federal funds sold	9,573	13,820	12,535	6,582	2,498
Premises and equipment, net	1,413	1,633	769	609	673
Deposits	815,053	560,567	367,705	221,394	142,293
Federal funds purchased	2,000	—	—	—	—
Long term debt	8,248	8,248	8,248	—	—
Other liabilities	11,592	3,479	1,657	923	384
Shareholders’ equity	63,121	51,224	26,430	23,600	13,398

Selected Ratios:
Overhead ratio (1)	1.76%	1.80%	1.98%	2.26%	2.70%
Efficiency ratio (2)	43.99%	42.84%	41.81%	46.83%	61.11%
Net yield on earning assets	8.50%	8.46%	7.70%	6.74%	6.62%
Cost of funds	5.18%	4.94%	3.66%	2.54%	2.75%
Net Interest margin	3.72%	3.98%	4.44%	4.56%	4.22%
Operating expenses to average earning assets	1.81%	1.86%	2.03%	2.33%	2.79%
Return on average assets	0.91%	0.95%	0.97%	0.83%	0.70%
Return on average equity	12.13%	12.68%	12.29%	8.92%	8.00%
Average equity to average assets	7.53%	7.46%	7.90%	9.28%	8.78%
Ratio of nonperforming assets to average assets	1.14%	0.94%	1.40%	1.90%	1.99%
Ratio of allowance for loan losses to average assets	1.37%	1.39%	1.39%	1.41%	1.56%
Ratio of allowance for loan losses to nonperforming assets	119.94%	146.91%	99.43%	74.45%	78.59%

(1) Operating expenses divided by average assets.

(2) Operating expenses divided by net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “forecast” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the efficiency and efficacy of the business bank model, the conduct of business apart from the activities of the Bank, competition, employee relations of the Bank, legislative changes affecting banks or bank holding companies, the payment of dividends, the Bank’s capitalization under FDICIA, the impact of the Interstate Act on the Bank, brokered deposits regulation, FDIC insurance premiums, monetary policies of the Federal Reserve System, liquidity, capital adequacy and the Bank’s ability to raise additional capital, growth of our market area, an acquisitive banking environment, our practice of competing for loans based on superior service rather than lowest price, loan loss reserve, loans classified as doubtful or substandard, allowance for loan losses, non-interest income, revenue results from our mortgage unit, loan sales, opportunities offered by Bank growth, the hiring of additional employees, salaries and benefits expense, tax rates, earning asset to total asset ratio, the cost of funds for local deposits, utilization of an electronic bulletin board for funding in the wholesale deposit market, engagement of a deposit broker, borrowers’ ability to repay loans, the impact of recent accounting pronouncements, rate sensitivity gap analysis, economic value of equity, maturities of debt securities, fair value of debt securities, unrecognized tax benefits and the issuance of preferred stock. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands except share data in the remainder of this Item 7.)

The results of operations for the year 2007 compared to 2006 reflected a 45.21% increase in net income and a 23.68% increase in diluted earnings per share.  The increase in earnings resulted primarily from a 40.74% increase in net interest income because of higher average loan balances.  The net interest margin for 2007 was 3.72%. The increased revenue was partially offset by increases in non-interest expense and the provision for loan losses.  The year 2007 reflected a continuation of the Bank’s trend of rapid asset growth.  The asset growth was a result of the strength of the Middle Tennessee economy and the success of our Business Bank operating strategy.

Our growth in assets was a result of growth in the market area and effective marketing. The improvement in results including net income and earnings per share was a result of the business focus of the Bank. From 2000 to 2007, the Bank’s market area experienced explosive growth. In Williamson County, demographic information shows a 31.84% growth in the number of households from 2000 to 2007.  Estimates from SNL show that by 2012 the number of households will have grown by another 20.63%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond our control, management believes that the projected growth of our market area will positively impact the Bank’s future growth.

The Bank has also grown by marketing to business owners that have been left without a long standing banking relationship. The Middle Tennessee area has experienced several bank mergers or acquisitions in the last ten years resulting in the termination of many long standing relationships. These acquisitions also resulted in loan funding decisions being made out-of-state, creating unpredictability for local lending personnel and uncertainty for local businesses. The Bank has taken advantage of this uncertainty by offering loans at a fair rate and funded locally in a timely manner. Management believes the competitive advantage created by this environment will continue to positively impact results from operations.

The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 11.85% decrease in the net interest margin from 2003 to 2007. Non-interest expense is controlled by efficiently staffing the Bank’s operations. In 2007, that resulted in $14,060 in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

Changes in Results of Operations

Net Income - Net income for 2007 was $6,896, an increase of $2,147, or 45.21%, compared to the $4,749 earned in 2006. The increase was attributable to a 40.74% increase in net interest income from $19,377 in 2006 to $27,272 in 2007. The increase of $7,895 in net interest income was the result of higher average loan balances. Non-interest income increased by $1,117, from $1,763 to $2,880, or 63.36%, primarily a result of gains on loan sales. These positive effects were partially offset by a 45.98% increase in the provision for loan losses, from $4,350 in 2006 to $6,350 in 2007, and an increase of $4,207 in non-interest expense, up 46.46% to $13,263 in 2007 compared to $9,056 in 2006. The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was a result of the increase in personnel and general operating expenses attributable to the Corporation’s growth.

Net income for 2006 was $4,749, an increase of $1,682, or 54.84%, compared to the $3,067 earned in 2005.  The increase was attributable to a 42.20% increase in net interest income from $13,627 in 2005 to $19,377 in 2006.  The increase of $5,750 in net interest income was the result of higher average loan balances.  Non-interest income increased by $452, from $1,311 to $1,763, or 34.48%, primarily as a result of to gains on loan sales. These positive effects were partially offset by a 17.57% increase in the provision for loan losses, from $3,700 in 2005 to $4,350 in 2006 and an increase of $2,810 in non-interest expense, up 44.99% to $9,056 in 2006 compared to $6,246 in 2005.  The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs.  The increase in non-interest expense was a result of the increase in personnel and general operating expenses attributable to the Corporation’s growth.

Net Interest Income - The primary source of earnings for the Bank is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities.  The major factors which affect net interest income are changes in volumes, the yield on earning assets and the cost of interest bearing liabilities.  Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Bank’s primary source of earnings.

In mid-2004, the Federal Reserve Open Market Committee (“FOMC”) began a series of increases in short-term interest rates.  By year-end 2007, the FOMC had increased rates by 300 basis points. During 2007, $20,656 of our net loan growth occurred in floating rate construction loans and approximately 14.63% of the $141,156 increase in commercial loans was related to floating rate transactions. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

Net interest income for 2007 was $27,272 compared to $19,377, a gain of $7,895 or 40.74%. The increase in net interest income was largely attributable to strong loan growth. Net loans increased from $538,550 at December 31, 2006 to $784,001 at December 31, 2007, an increase of $245,451 or 45.58%.  Net interest income was favorably impacted by the increase in the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $113,400 at year-end 2006 to $153,100 at the end of 2007. The loan growth was matched by an increase in deposits from $560,567 at December 31, 2006 to $815,053 in 2007, an increase of $254,486 or 45.40%.

Net interest income for 2006 was $19,377 compared to $13,627 in 2005, a gain of $5,750 or 42.20%.  The increase in net interest income was largely attributable to strong loan growth.  Net loans increased from $344,187 at December 31, 2005 to $538,550 at December 31, 2006 — an increase of $194,363 or 56.47%. Net interest income was favorably impacted by the expansion of the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $87,000 at year-end 2005 to $113,400 at the end of 2006.  This high yielding portfolio was a key component in the stability and strength of net interest income.  The loan growth was matched by an increase in deposits from $367,705 at December 31, 2005 to $560,567 in 2006 – an increase of $192,862 or 52.45%.

Investments - The Bank views the investment portfolio as a source of income and liquidity. Management’s investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments.   The Bank’s investment policy requires a minimum portfolio level equal to 7.00% of total assets and a maximum portfolio level of 20.00% of total assets.  Management has maintained the portfolio at the lower end of the policy guidelines with the portfolio at 8.19%, 9.13% and 7.91% of total assets at year-end in 2007, 2006 and 2005, respectively.

The investment portfolio at December 31, 2007 was $73,753 compared to $56,943 at year-end 2006. The interest earned on investments rose from $2,216 in 2006 to $3,492 in 2007, as a result of higher average portfolio balances as well as increased yields. The average yield on the investment portfolio investments rose from 4.91% in 2006 to 5.43% in 2007, or 52 basis points.

The investment portfolio at December 31, 2006 was $56,943, compared to $31,992 at year-end 2005. The average yield on the investment portfolio was 4.91% in 2006 compared to 4.19% in 2005.

Net Interest Margin Analysis - The net interest margin is impacted by the average volumes of interest sensitive assets and interest sensitive liabilities and by the difference between the yield on interest sensitive assets and the cost of interest sensitive liabilities (spread).  Loan fees collected at origination represent an additional adjustment to the yield on loans. The Bank’s spread can be affected by economic conditions, the competitive environment, loan demand and deposit flows.  The net yield on earning assets is an indicator of the effectiveness of a bank’s ability to manage the net interest margin by managing the overall yield on assets and the cost of funding those assets.

The two factors that make up the spread are the interest rates received on loans and the interest rates paid on deposits. The Bank has been disciplined in raising interest rates on deposits only as the market demands and thereby managing the cost of funds. Also, the Bank has not competed for new loans on interest rate alone but has relied on effective marketing to business customers. Business customers are not influenced by interest rates alone but are influenced by other factors such as timely funding.

The net interest margin declined from 3.98% in 2006 to 3.72% in 2007 because the cost of funds rose faster than the yield on earning assets during 2007. Interest income increased by $20,961, or 50.82%, from $41,245 in 2006 to $62,206 in 2007. The increase was primarily a result of increased loan volume. Average earning assets increased from $486,668 in 2006 to $731,749 in 2007, an increase of $245,081 or 50.36%. The increase in earning assets was a result of loan growth. Average loans increased $228,024 or 53.25% from 2006 to 2007. The average yield on earning assets increased from 8.46% in 2006 to 8.50% in 2007, or 4 basis points. The increase in the Bank’s indirect funded small loan portfolio favorably impacted the average yield on earning assets. The average yield on this type of loan in 2007 was 8.75%. These loans increased 35.01% from $113,400 at year-end 2006 to $153,100 at the end of 2007.   Interest expense increased from $21,868 in 2006 to $34,934 in 2007. The $13,066, or 59.75%, increase in expense was a result of increases in the volume of deposits as well as an increase in the cost of funds. Average deposits increased from $451,235 in 2006 to $685,063 in 2007, an increase of $233,828 or 51.82%. The cost of funds increased from 4.94% in 2006 to 5.18% in 2007, or 24 basis points.

The net interest margin declined from 4.44% in 2005 to 3.98% in 2006 because of the cost of funds rose faster than the yield on earning assets during 2006.  Interest income increased by $17,612, or 74.52%, from $23,633 in 2005 to $41,245 in 2006.  The increase was primarily a result of increased loan volume.  Average earning assets increased from $306,765 in 2005 to $486,668 in 2006, an increase of $179,903 or 58.65%.  The increase in earning assets was a result of loan growth. Average loans increased $150,365 or 54.12%.  The average yield on earning assets increased from 7.70% in 2005 to 8.46% in 2006, or 76 basis points. The net interest margin was favorably impacted by the expansion of the Bank’s indirect funded small loan portfolio.  These loans increased from $87,100 at year-end 2005 to $113,400 at the end of 2006.  This high yielding portfolio is a key component in the strength of the net interest margin.

Interest expense increased from $21,868 in 2006 to $34,934 in 2007.  The $13,066, or 59.75%, increase in expense was a result of increases in the volume of deposits as well as interest rates. Average interest bearing deposits increased from $432,910 in 2006 to $663,816 in 2007, an increase of $230,906 or 53.34%. Additionally, the cost of funds increased from 4.94% in 2006 to 5.18% in 2007.

Interest expense increased from $10,006 in 2005 to $21,868 in 2006.  The $11,862, or 118.55%, increase in expense was a result of increases in the volume of deposits.   Average interest bearing deposits increased from $266,214 in 2005 to $432,910 in 2006, an increase of $166,696 or 62.62%.  Despite the fact that rates started increasing in the last half of 2006, management was aggressive in lowering interest rates on savings accounts and other products during the year.  As a result, the cost of funds increased from 3.66% in 2005 to 4.94% in 2006, an increase of 128 basis points. The local deposit market is highly competitive and rates tend to lead national averages.  The Bank partially offsets the higher cost of local deposits by acquisition of wholesale funding in the national market.

Provision for Loan Losses - Management assesses the adequacy of the allowance for loan losses with a combination of qualitative and quantitative factors.  At inception, each loan is assigned a risk rating that ranges from “RR1 to RR4.”  An RR1 assignment indicates a “Superior” credit, RR2 represents an “Excellent” credit, RR3 represents an “Above-Average” loan, and RR4 designates an “Average” credit.  The assignment of a risk rating is based on an evaluation of the credit risk in the transaction.  The evaluation includes consideration of the borrower’s financial capacity, collateral, cash flows, liquidity, and alternative sources of repayment.  If a loan deteriorates and the level of risk increases, management downgrades the loan to RR5–“Watch,” RR6–“Criticized,” or RR7–“Substandard,” depending on the circumstances.  A review by an independent accounting firm of the assigned risk ratings is an integral part of the Bank’s external loan review program.

Management reviews the loan portfolio regularly to determine if loans should be placed on non-accrual for revenue recognition. If a loan is placed on non-accrual, all interest earned since the last current payment is immediately reversed.  Loans may remain on non-accrual status until the underlying collateral is repossessed and valued or until the amount of loss in the credit can be reasonably determined.  Once collateral is repossessed and appraised, the collateral is recorded as a repossession at the lower of fair value or the investment in the related loan.  Any difference between the estimated fair value of the collateral and the loan balance is charged off.  Variances in fair value estimates are recorded as a gain or loss on sale when the collateral is sold.   Non-accrual loans totaled $6,465, $2,689 and $2,928 at year-end 2007, 2006 and 2005, respectively.  These amounts represented 0.82%, 0.50% and 0.85%, respectively, of net loans at the end of each year.

Management uses the weighted average risk rating to monitor the overall credit quality and trends in the loan portfolio. At December 31, 2007, the weighted average risk rating of the $784,001 net loan portfolio was 3.56. At December 31, 2006, the weighted average risk rating of the $538,550 net loan portfolio was 3.56.  The Board of Directors reviews the weighted average risk rating of loans booked during the previous month.  In addition, the Board reviews all credits classified RR5 or higher monthly.  Management closely monitors other key loan quality indicators including delinquencies, changes in the portfolio mix and general economic conditions.  These actions provide a degree of objectivity in assessing the risk in the portfolio and establishing an adequate loan loss reserve.  To the extent that actual and anticipated losses differ, adjustments are made to the loan loss provision or to the level of the allowance for loan losses. At December 31, 2007, the loan loss reserve of $10,321 was 1.30% of gross loans of $794,322.

The provision for loan losses in 2007 was $6,350, an increase of $2,000, or 45.98%, above the provision of $4,350 expensed in 2006. Of this provision, $3,353, or 52.80%, was attributable to loan growth recorded during 2007. The remainder of the loan loss provision in 2007 funded net charge offs of $2,997.

The provision for loan losses in 2006 was $4,350, an increase of $650, or 17.57%, above the provision expensed in 2005. Of this provision, $2,569, or 59.06%, was attributable to maintaining a general reserve for the loan growth recorded during 2006.  The remainder of the loan loss provision in 2006 funded net charge offs of $1,781.

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

The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2007, 2006, 2005, 2004 and 2003:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans
Number	130	60	46	17	12
Amount	$6,465	$2,689	$2,928	$2,161	$1,136

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	44	18	9	4	6
Amount	$1,992	$940	$352	$111	$308

Loans defined as “troubled debt restructurings”
Number	1	3	3	2	1
Amount	$148	$1,114	$1,144	$1,544	$1,101

Gross interest income lost on the non-accrual loans	$436	$174	$133	$82	$193

Interest income included in net income on the accruing loans	$605	$73	$31	$48	$29

As of December 31, 2007, there were no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Bank had no tax-exempt loans during the years ended December 31, 2007 and December 31, 2006. The Bank had no loans outstanding to foreign borrowers at December 31, 2007 and December 31, 2006.

An analysis of the Bank’s loss experience is furnished in the following table for December 31, 2007, 2006, 2005, 2004 and 2003, and the years then ended:

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of period	$6,968	$4,399	$2,841	$2,000	$1,103
Charge-offs:
Real estate:
Construction	32	—	—	—	—
1 to 4 family residential	—	—	—	101	—
Other	—	—	—	131	—
Commercial, financial and agricultural	3,262	2,026	2,379	1,366	235
Consumer	16	11	32	57	48
Other	—	—	—	—	—
Total Charge-offs	3,310	2,037	2,411	1,655	283

Recoveries:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	—	—	1	—	—
Other	—	—	—	3	—
Commercial, financial and agricultural	313	234	245	68	64
Consumer	—	22	23	5	1
Other	—	—	—	—	—
Total Recoveries	313	256	269	76	65

Net Charge-offs	2,997	1,781	2,142	1,579	218

Provision for loan losses charged to expense	6,350	4,350	3,700	2,420	1,115

Allowance for loan losses at end of period	$10,321	$6,968	$4,399	$2,841	$2,000

	December 31,
	2007	2006	2005	2004	2003
Net charge-offs as a percentage of average total loans outstanding during the year	0.45%	0.41%	0.76%	0.89%	0.20%
Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.30%	1.28%	1.26%	1.31%	1.48%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management believes that the allowance was adequate at December 31, 2007.

At December 31, 2007, 2006, 2005, 2004 and 2003, the allowance for loan losses was allocated as follows:

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Real estate:
Construction	$1,132	14.15%	$745	13.65%	$383	10.98%	$175	10.55%	$71	7.68%
1 to 4 family residential	335	4.22%	229	4.19%	225	5.27%	75	7.38%	57	10.00%
Other	1,440	18.13%	840	15.40%	504	14.45%	265	15.59%	331	14.85%
Commercial, financial and agricultural	7,130	60.14%	5,048	64.89%	3,197	67.11%	2,272	64.68%	1,510	65.03%
Consumer	56	0.50%	37	0.60%	45	0.90%	54	1.80%	31	2.44%
Other	228	2.86%	69	1.27%	45	1.29%	—	0.00%	—	0.00%

Total	$10,321	100.00%	$6,968	100.00%	$4,399	100.00%	$2,841	100.00%	$2,000	100.00%

Non-interest Income - Non-interest income is income that is not related to interest-earning assets.  In a typical retail bank, non-interest income consists primarily of service charges and fees on deposit accounts and mortgage origination fees.  Because of the business focus of the Bank and its lack of a large retail customer base, revenues from these traditional sources will remain modest.

The Bank earned $76 in mortgage origination fees in 2007 compared to $89 earned in 2006, a decline of $13 or 14.61%. The decline in mortgage loan demand and mortgage origination income was attributed to the disruption in the mortgage market in 2007. Management believes that in 2008 the mortgage unit will provide a value-added service with modest revenue results.

The Bank earned $2,687 in 2007 on a series of loan sale transactions compared to $2,025 in 2006. The Bank is located in a vibrant market area and can generate quality assets at a faster rate than it can adequately fund them. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. Management has identified a network of community banks eager to purchase quality assets. Management has installed appropriate systems and processes to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue.

In 2006, the Bank earned $2,025 on a series of loan sale transactions.  The Bank earned $89 in mortgage origination fees in 2006 compared to $105 earned in 2005, a decline of $16 or 15.24%.  The decline in mortgage origination income was attributed to rising interest rates in 2006.  Income earned in the form of service charges on deposits totaled $112, a loss of $2, or 1.75% below the $114 earned in 2005.  Gain on sales of securities declined by $4 or 100% from $4 in 2005 to $0 in 2006.

Non-interest Expense - Non-interest expense includes salaries and benefits expense, occupancy costs and other operating expenses including data processing, professional fees, supplies, postage, telephone and other items. Management views the control of operating expense as a critical element in the success of the Business Bank strategy.  The Bank operates more efficiently than most peer banks because it conducts business from a single location and does not provide banking services for many retail customers with high transaction volume.

Management targets $7,500 in assets per full-time employee as a measure of staffing efficiency. Management believes that the growth of the Bank will offer additional opportunities to leverage personnel resources.  The Bank does expect to hire employees in 2008, so salaries and benefits expense will increase, but the target for Average Assets per Employee will remain at $7,500 per employee.

Non-interest expense for 2007 was $13,263, an increase of $4,207 or 46.46%, over the $9,056 expensed in 2006. Approximately 70% of the increase was attributable to the addition of new employees during the year. The Bank ended 2007 with 64 full-time employees. Assets per employee were $14,060 at year-end 2007 compared to $12,500 at year-end 2006.

Non-interest expense for 2006 was $9,056, an increase of $2,810 or 44.99%, over the $6,246 expensed in 2005.  Approximately 48% of the increase was attributable to the addition of new employees during the year.  The Bank ended 2006 with 50 full-time employees.  Assets per employee were $12,500 at year-end 2006 and $9,800 at year-end 2005.

Income Taxes — Our effective tax rate in 2007 was 34.57% compared to 38.60% in 2006 and 38.56% in 2005. Management anticipates that tax rates in future years will approximate the rates paid in 2007.

Changes in Financial Condition

Assets - Total assets at December 31, 2007 were $900,153, an increase of $276,635 or 44.37%, over total assets of $623,518 at December 31, 2006. Average assets for 2007 were $755,254, an increase of $253,276, or 50.46% over average assets in 2006. Loan growth was the primary reason for the increases. Year-end 2007 net loans were $784,001, up $245,451, or 45.58% over the year-end 2006 total net loans of $538,550.

Total assets at December 31, 2006, were $623,518, an increase of $219,478 or 54.32%, over total assets of $404,040 at December 31, 2005.  Average assets for 2006 were $501,978, an increase of $186,004, or 58.87% over average assets in 2005.  Loan growth was the primary reason for the increases.  Year-end 2006 net loans were $538,550, up $194,363, or 56.47% over the year-end 2005 total net loans of $344,187.

The Bank’s Business Bank model of operation results in a higher level of earning assets than most peer banks.  Earning assets are defined as assets that earn interest income.  Earning assets include short-term investments, the investment portfolio and net loans.  The Bank maintains a relatively high level of earning assets because few assets are allocated to facilities, cash and due-from bank accounts used for transaction processing. Earning assets at December 31, 2007 were $867,327, or 96.35% of total assets of $900,153. Earning assets at December 31, 2006 were $610,322, or 97.88% of total assets of $623,518.  Management targets an earning asset to total asset ratio of 97% or higher. This ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond the Bank’s control.

Liabilities - The Bank relies on increasing its deposit base to fund loan and other asset growth.  The Williamson County marketplace is highly competitive with 24 financial institutions and 83 banking facilities (as of June 30, 2007). The Bank competes for local deposits by offering attractive products with premium rates.  The Bank expects to have a higher average cost of funds for local deposits than most competitor banks because of its single location and lack of a branch network.  Management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  The Bank has promoted electronic banking services by providing them without charge and by offering in-bank customer training.

The Bank also obtains funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and sellers of deposits to deposit purchasers such as credit unions, school districts, labor unions, and other organizations with excess liquidity.  Deposits may be raised in $99 or $100 increments in maturities from two weeks to five years.  Management believes the utilization of the electronic bulletin board is highly efficient and the average rate has been generally less than rates paid in the local market. Participants in the electronic market pay a modest annual licensing fee and there are no transaction charges.  Management has established policies and procedures to govern the acquisition of funding through the wholesale market.  Wholesale deposits are categorized as “Purchased Time Deposits” on the detail of deposits shown in this Item 7. Management may also, from time to time, engage the services of a deposit broker to raise a block of funding at a specified maturity date.

Total average deposits in 2007 were $685,063, an increase of $233,828, or 51.82% over the total average deposits of $451,235 in 2006. Average non-interest bearing deposits increased by $2,922, or 15.95%, from $18,325 in 2006 to $21,247 in 2007. Average savings deposits decreased by $5,423 from $12,678 in 2006 to $7,255 in 2007. Average purchased deposits increased by $62,547, or 32.57%, from $192,064 in 2006 to $254,611 in 2007. The average rate paid on purchased deposits in 2007 was 5.28% compared to 4.82% in 2006. Purchased time deposit funding represented 37.27% of total funding in 2007 compared to 33.96% in 2006.

Total average deposits in 2006 were $451,235, an increase of $168,532, or 59.61% over the total average deposits of $282,703 in 2005.  Average non-interest bearing deposits increased by $1,836 or 11.13%, from $16,489 in 2005 to $18,325 in 2006. Average savings deposits decreased by $10,107 from $22,785 in 2005 to $12,678 in 2006.  Average purchased deposits increased by $45,738, or 31.26%, from $146,326 in 2005 to $192,064 in 2006.  The average rate paid on purchased time deposits in 2006 was 4.82% compared to 3.55% in 2005.  Purchased time deposit funding represented 42.56% of total funding in 2006 compared to 51.34% in 2005.

Loan Policy - Lending activity is conducted under guidelines defined in the Bank’s Loan Policy.  The Loan Policy establishes guidelines for analyzing financial transactions including an evaluation of a borrower’s credit history, repayment capacity, collateral value, and cash flow.  Loans may be at a fixed or variable rate, with the maximum maturity of fixed rate loans set at five years.

All lending activities of the Bank are under the direct supervision and control of the Officers Loan Committee, the Executive Committee of the Board and, in some cases, the full Board of Directors. The Officers Loan Committee consists of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox, and approves loans up to $1,000. The Executive Committee consists of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox and two outside directors, and approves loans up to 15% of Tier I Capital. The full Board of Directors approves all loans above those limits. The full Board of Directors also approves loan authorizations, if any, for any executive officer. The Bank’s established maximum loan volume to deposits is 100%. The Executive Committee of the Board makes a monthly review of loans which are 90 days or more past due and the full Board of Directors makes a quarterly review of loans which are 90 days or more past due.

Management of the Bank periodically reviews the loan portfolio, particularly non-accrual and renegotiated loans.  The review may result in a determination that a loan should be placed on a non-accrual status for income recognition.  In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value.  The Bank’s policy is that accrual of interest is discontinued on a loan when management of the Bank determines that collection of interest is doubtful based on consideration of economic and business factors affecting collection efforts.

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

The Bank’s underwriting guidelines are applied to four major categories of loans, commercial and industrial, consumer, agricultural and real estate which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and loan committee to consider the borrower’s character, the borrower’s financial condition, the economic environment in which the loan will be repaid, as well as, for commercial loans, the borrower’s management capability and the borrower’s industry. Before approving a loan, the loan officer or committee must determine that the borrower is creditworthy, is a capable manager, understands the specific purpose of the loan, understands the source and plan of repayment, and determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

The maintenance of an adequate loan loss reserve is one of the fundamental concepts of risk management for every financial institution.  Management is responsible for ensuring that controls are in place to monitor the adequacy of the loan loss reserve in accordance with generally accepted accounting principles (“GAAP”), the Bank’s stated policies and procedures, and regulatory guidance.  Quantification of the level of reserve which is prudently conservative, but not excessive, involves a high degree of judgment.

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

Management uses a variety of financial methods to quantify the level of the loan loss reserve.  At inception, each loan transaction is assigned a risk rating that ranges from “RR1—Excellent” to “RR4—Average.”  The risk rating is determined by an analysis of the borrower’s credit history and capacity, collateral, and cash flow.  The weighted average risk rating of the portfolio provides an indication of overall risk and identifies trends.  The portfolio is additionally segmented by loan type, collateral, and purpose.  Loan transactions that have exhibited signs of increased risk are downgraded to a “Watch,” “Critical,” or “Substandard” classification, i.e., RR5, RR6 and RR7, respectively.  These loans are closely monitored for rehabilitation or potential loss and the loan loss reserve is adjusted accordingly.

It is management’s intent to maintain a loan loss reserve that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.76%, 0.41% and 0.45% for the years ended December 31, 2005, 2006 and 2007, respectively.  The year end loan loss reserve as a percentage of end of period loans was 1.26%, 1.28% and 1.30%, respectively, for the same years.  Because of the commercial emphasis of the bank’s operation, management has kept a reserve level in excess of historical results.

The provision for loan losses for 2007 was $6,350,000, an increase of $2,000,000 over the $4,350,000 provision for 2006.  In 2007, expense reflected the impact of $3,310,000 in charge-offs during the year and the incremental provision required as a result of the $249,000 increase in loan volume.

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

The Bank targets small- and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank’s earnings will decrease. The Bank uses an independent accounting firm to review its loans for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

Management regularly reviews the loan portfolio and determines the amount of loans to be charged-off.  In addition, management considers such factors as the Bank’s previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion thereof which is classified as a “loss” by regulatory examiners is charged-off.

Financial Tables

The following financial information regarding the Corporation and the Bank should be read in conjunction with our financial statements included in Item 8 of this Report.

Average Balance Sheets, Net Interest Income and Changes in Interest Income and Interest Expense

The following tables present the average yearly balances of each principal category of assets, liabilities and stockholders’ equity of the Corporation and the Bank. The tables are presented on taxable equivalent basis, as applicable.

	12 months Ended December 31, 2007
	Average		Average
(Dollars in thousands)	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$63,838	$3,492	5.43%
Tax-exempt	—	—	—
Total securities	63,838	3,492	5.43%

Loans (2) (3)	656,210	58,114	8.86%
Federal funds sold	11,701	600	5.13%
Total interest earning assets	731,749	62,206	8.50%

Non-interest earning assets
Cash and due from banks	5,057
Net fixed assets and equipment	1,539
Accrued interest and other assets	16,909

Total assets	$755,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$663,816	34,245	5.16%
Federal funds purchased	889	57	6.41%
Subordinated debt	9,355	632	6.76%
Total interest bearing liabilities	674,060	34,934	5.18%

Non-interest bearing liabilities
Non-interest bearing demand deposits	21,247
Other liabilities	3,090
Shareholders’ equity	56,857

Total liabilities and shareholders’ equity	$755,254

Net interest spread	3.32%

Net interest margin	3.72%

(1)   Unrealized loss of $463 is excluded from yield calculation.

(2)   Non-accrual loans are included in average loan balances and loan fees of $3,890 are included in interest income.

(3)   Loans are presented net of allowance for loan loss.

	12 months Ended December 31, 2006
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

(3)   Loans are presented net of allowance for loan loss.

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

(3)   Loans are presented net of allowance for loan loss.

The following tables outline the components of the net interest margin for the years 2007, 2006 and 2005 and identify the impact of changes in volume and rate.

	December 31, 2007 change from
	December 31, 2006 a result of:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$20,199	$(467)	$19,732
Securities – taxable	1,041	235	1,276
Federal funds sold	(121)	74	(47)
Total interest income	21,119	(158)	20,961

Interest expense
Deposits (other than demand)	11,858	1,171	13,029
Federal funds purchased	(6)	8	2
Subordinated debt	37	(2)	35
Total interest expense	11,889	1,177	13,066

Net interest income	$9,230	$(1,335)	$7,895

	December 31, 2006 change from
	December 31, 2005 a result of:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$13,262	$2,632	$15,894
Securities – taxable	1,021	215	1,236
Federal funds sold	331	151	482
Total interest income	14,614	2,998	17,612

Interest expense
Deposits (other than demand)	7,369	4,279	11,648
Federal funds purchased	19	14	33
Subordinated debt	174	7	181
Total interest expense	7,562	4,300	11,862

Net interest income	$7,052	$(1,302)	$5,750

Liability and Asset Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the dollar amount of rate sensitive assets re-pricing during a period and the volume of rate sensitive liabilities re-pricing during the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The Bank’s Asset Liability and Investment Committee, which consists of our executive officers, Arthur F. Helf, Michael R. Sapp, H. Lamar Cox and George W. Fort, is charged with monitoring the liquidity and funds position of the Bank.  The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.  The Bank operates an asset/liability management model.  At December 31, 2007, the Bank had a negative cumulative re-pricing gap within one year of approximately $(59,608) or approximately 6.79% of total year-end earning assets. See Part II, Item 7A “QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK” for additional information.

Deposits

The Bank’s primary source of funds is interest-bearing deposits. The following tables present the average amount of and average rate paid on each of the following deposit categories for 2007, 2006 and 2005:

	Year Ended December 31,
	2007		2006		2005
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Types of Deposits
Non-interest-bearing demand deposits	$21,247	—	$18,325	—	$16,489	—
Interest-bearing demand deposits	6,659	3.36%	5,119	3.64%	3,097	1.90%
Money market accounts	111,747	4.84%	72,866	5.23%	39,485	3.88%
Savings accounts	7,255	2.66%	12,678	2.67%	22,785	2.61%
IRA accounts	17,522	5.88%	5,450	4.91%	2,183	4.31%
Purchased time deposits	254,611	5.28%	192,064	4.82%	146,326	3.55%
Time deposits	266,022	5.29%	144,733	5.09%	52,338	4.00%
Total deposits	$685,063		$451,235		$282,703

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2007 (in thousands):

2007

Three months or less	$69,310

Over three through 12 months	201,332

More than 12 months	94,155
Total	$364,797

Investment Portfolio

The Bank’s investment portfolio at December 31, 2007, 2006 and 2005 consisted of the following (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
As of December 31, 2007
Securities available for sale
U.S. Government agencies	$63,622	$504	$(36)	$64,090
Mortgage-backed securities	5,410	—	(104)	5,306
Corporate debt securities	3,841	1	(66)	3,776
Other	380	201	—	581
Total	$73,253	$706	$(206)	$73,753

As of December 31, 2006
Securities available for sale
U.S. Government agencies	$45,859	$134	$(514)	$45,479
Mortgage-backed securities	6,672	—	(207)	6,465
Corporate debt securities	4,495	—	(50)	4,445
Other	380	174	—	554
Total	$57,406	$308	$(771)	$56,943

As of December 31, 2005
Securities available for sale
U.S. Government agencies	$22,195	$7	$(411)	$21,791
Mortgage-backed securities	8,059	—	(254)	7,805
Corporate debt securities	1,958	—	(22)	1,936
Other	380	80	—	460
Total	$32,592	$87	$(687)	$31,992

The following schedule presents the estimated maturities and weighted average yields of investment securities of the Bank at December 31, 2007:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Obligations of U.S. Government agencies
Due in one year or less	$—	$—	—%
Due after one through five years	8,757	8,776	4.60%
Due after five through ten years	22,459	22,582	5.25%
Due after ten years	32,406	32,732	5.99%
Total obligations of U.S. Government agencies	63,622	64,090

Mortgage-backed securities	5,410	5,306	4.03%

Corporate debt securities
Due in one year or less	—	—	—
Due after one through five years	3,209	3,179	4.52%
Due after five through ten years	632	597	4.53%
Due after ten years	—	—	—
Total corporate debt securities	3,841	3,776

Other securities	380	581	2.31%
Total securities available for sale	$73,253	$73,753

The Bank owned no tax-exempt securities during the period ended December 31, 2007.

Investment Policy

The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure.  In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank’s deposits of public funds, maintains compliance with regulatory investment requirements and assists the various public entities with their financing needs.  The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities.  The entire portfolio, along with all investment transactions occurring since the previous Board of Director’s meeting, is reviewed by the Board at each monthly meeting.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.

Loan Portfolio

The Bank had net loans of $784,001 at December 31, 2007.  As the loan portfolio is concentrated in Davidson County and Williamson County, there is a risk that the borrowers’ ability to repay the loans could be affected by changes in local economic conditions. The following schedule details the loans of the Bank at December 31, 2007, 2006, 2005, 2004 and 2003:

(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate
Construction	$112,405	$74,482	$38,279	$22,813	$10,386
1 to 4 family residential	33,560	22,873	18,358	15,963	13,520
Other	143,973	83,985	50,371	33,694	20,072
Commercial, financial and agricultural	477,666	353,996	233,948	139,799	87,908
Consumer	3,966	3,246	3,149	3,898	3,301
Other	22,752	6,936	4,481	—	—

Total loans	794,322	545,518	348,586	216,167	135,187
Less: allowance for loan losses	(10,321)	(6,968)	(4,399)	(2,841)	(2,000)

Net loans	$784,001	$538,550	$344,187	$213,326	$133,187

The following table reflects the composition of loan portfolio by type:

	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate:
Construction	14.15%	13.65%	10.98%	10.55%	7.68%
1 to 4 family residential	4.22%	4.19%	5.27%	7.38%	10.00%
Other	18.13%	15.40%	14.45%	15.59%	14.85%
Commercial, financial and agricultural	60.14%	64.89%	67.11%	64.68%	65.03%
Consumer	0.50%	0.60%	0.90%	1.80%	2.44%
Other	2.86%	1.27%	1.29%	0.00%	0.00%
Total	100%	100%	100%	100%	100%

The following table reflects the composition of commercial loan portfolio by sourcing program type:

	As of December 31,
	2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural:
Direct	$193,943	40.60%	$151,692	42.85%	$94,742	40.50%
Indirect
Large	130,583	27.34%	88,569	25.02%	52,144	22.29%
Small	153,140	32.06%	113,735	32.13%	87,062	37.21%
Total	477,666	100.00%	353,996	100.00%	233,948	100.00%

The following schedule details maturities and sensitivity to interest rates changes for loans of the Bank at December 31, 2007:

	Due in 1	Due in 1	Due after
Type of Loan (1)	year or less	to 5 years	5 Years	Total
		(Dollars in thousands)
Real estate:
Construction	$47,059	$55,897	$9,449	$112,405
1 to 4 family residential	7,558	19,729	6,273	33,560
Other	23,279	116,807	3,887	143,973
Commercial, financial and agricultural	94,669	373,890	9,107	477,666
Consumer	1,631	2,022	313	3,966
Other	—	—	22,752	22,752
Total	$174,196	$568,345	$51,781	$794,322

Less: allowance for loan loss				(10,321)

Net loans				$784,001

Interest rate sensitivity:
Fixed interest rates	29,760	551,290	17,529	598,579
Floating or adjustable rates	144,436	17,055	34,252	195,743

Total	$174,196	$568,345	$51,781	$794,322

(1) Includes non-accrual loans.

Capital Resources / Liquidity

Liquidity

Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  The Bank’s liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities.  In order to ensure funds are available at all times, the Bank devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible.  Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

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

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and a result of inflation.  The impact of inflation on operations of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses.  To continue to grow, the Bank must increase capital by generating earnings, issuing equity securities, borrowing funds or a combination of those activities. If growth exceeds expectations, the Bank may need to raise capital in the capital markets. The Bank’s ability to raise capital will depend in part on conditions in the capital markets which are outside the Bank’s control. If the Bank cannot raise capital on terms acceptable to it, the Bank’s ability to continue growing would be materially impaired.

The objective of the Bank’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements including remaining well capitalized. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality and streamlining costs.  The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets and average equity to net loans.

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

We and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for us and the Bank for 2007 and 2006 are set forth below:

	Capital Level Meeting
	Regulatory Definition of	Corporation		Bank
	“Well Capitalized”	2007	2006	2007	2006
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	8.55	10.45	9.26	9.23

Total Risk-Based Ratio	10.00	9.80	11.68	10.51	10.45

Leverage Ratio	5.00	8.09	9.94	8.75	8.78

Based solely on analysis of federal banking regulatory categories, it appears on December 31, 2007 that we and the Bank fall within the “well capitalized” categories under the regulations.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments for which contract amounts represented credit risk as of December 31:

	2007		2006		2005
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit	$18,380	$107,663	$9,601	$65,123	$2,404	$38,859
Standby letters of credit and financial guarantees	—	11,063	—	5,776	—	5,686

Commitments to make loans are generally made for periods of one year or less.  The fixed rate loan commitments have interest rates ranging from 4.31% to 9.00% and maturities ranging from three months to six years.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  All letters of credit are due within one year or less of the original commitment date.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Contractual Obligations

At December 31, 2007, the Bank had certain contractual obligations as shown below.

	Payments due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Deposits without a stated maturity	$142,520	$142,520	$—	$—	$—
Certificates of deposit	672,533	526,017	141,225	5,291	—
Subordinated long term debt	8,248	—	—	—	8,248
Capital lease obligations	—	—	—	—	—
Operating lease obligations	5,849	554	1,696	588	3,011
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—
Total	$829,150	$669,091	$142,921	$5,879	$11,259

(1)  Excludes interest.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines  fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS No. 157 on January 1, 2008 and management is still evaluating the impact on the Corporation’s consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement provides the following: (i) revised guidance on when a servicing asset and servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (iv) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Management does not expect the adoption of this statement will have a material impact on our consolidated financial statements.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Analysis of Market Risk

Like all financial institutions, we are subject to market risk from changes in interest rates.  Interest rate risk is inherent in the balance sheet because of the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities.  If rates are rising, and the level of rate sensitive liabilities exceed the level of rate sensitive assets, the net interest margin will be negatively impacted.  Conversely, if rates are falling, and the level of rate sensitive liabilities is greater than the level of rate sensitive assets, the impact on the net interest margin will be favorable.  Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace; in other words, short-term rates may be rising while longer term rates remain stable.  In addition, different types of rate sensitive assets and rate sensitive liabilities react differently to changes in rates.

To manage interest rate risk, we must take a position on the expected future trend of interest rates.  Rates may rise, fall or remain the same.  The Asset-Liability Committee of the Bank develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet.   Our annual budget reflects the anticipated rate environment for the next 12 months.  The Asset-Liability Committee conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Board.

The Asset-Liability Committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities.  The model measures the “gap,” which is the difference between the dollar amount of rate sensitive assets re-pricing during a period and the volume of rate sensitive liabilities re-pricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities.  If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.”  Policy requires management to maintain the gap within a range of 0.75 to 1.25.

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at December 31, 2007. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

Maturities:

(Dollars in thousands)	Floating	1-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
Interest Earnings Assets
Federal funds sold	$9,573	$—	$—	$—	$—	$9,573
Interest bearing deposits in banks	—	—	—	—	—	—

Securities
U.S. government agencies	—	32,045	—	6,259	29,796	68,100
Mortgage-backed and corporate debt securities	—	988	2,281	1,516	868	5,653
Total securities	—	33,033	2,281	7,775	30,664	73,753

Total loans	213,600	90,128	221,245	247,042	22,307	794,322

Total interest earning assets	223,173	123,161	223,526	254,817	52,971	877,648

Other assets	—	—	—	—	22,505	22,505

Total assets	$223,173	$123,161	$223,526	$254,817	$75,476	$900,153

Interest Bearing Liabilities
Deposits
Interest checking	$6,022	$—	$—	$1,233	$—	$7,255
Money market and savings	88,426	—	—	19,410	—	107,836
Time deposits	—	136,597	389,423	146,515	—	672,535
Total deposits	94,448	136,597	389,423	167,158	—	787,626

Federal funds purchased	2,000	—	—	—	—	2,000

Short term debt	—	—	7,000	—	—	7,000

Subordinated long term debt	—	—	—	—	8,248	8,248

Total interest bearing liabilities	96,448	136,597	396,423	167,158	8,248	804,874

Other liabilities	—	—	—	—	32,158	32,158
Shareholders’ equity	—	—	—	—	63,121	63,121

Total liabilities and shareholders’ equity	$96,448	$136,597	$396,423	$167,158	$103,527	$900,153

Rate sensitive gap by period	$126,725	$(13.436)	$(172,897)	$87,659	$44,723

Cumulative gap	—	$113,289	$(59,608)	$28,051	$72,744

Cumulative gap as a percent of total assets	—	12.59%	(6.62)%	3.12%	8.08%

Rate sensitive assets/rate sensitive liabilities (cumulative)	2.31	1.49	0.91	1.04	1.09

In mid-2004, the FOMC began a series of interest rate increases which the FOMC indicated would continue “at a measured pace.” From mid-year 2004 to the end of 2007, short-term interest rates had increased by 325 basis  points.  We are now positioned for a falling rate environment by maintaining a moderately “liability sensitive” balance sheet in which more liabilities will reprice than assets.  At year-end 2007, our one-year ratio was 0.92.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (“EVE”) which is a measure of long-term interest rate risk. EVE is the difference between the market value of the assets and the liabilities and is the liquidation value of the bank. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200bps rate change. At December 31, 2007, the percent change in EVE for a plus or minus 200bps is well within that range at (20.9)% and 12.8%, respectively.

The one year gap of 0.91 indicates that the Bank would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would rise in a falling rate environment. The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on the Bank. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet, and conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Board.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants, consolidated financial statements and supplementary data required by Item 8 are set forth on pages F-1 through F-28 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.                                                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

a)                                             Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure control and procedures were effective.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Annual Report on Form 10-K. The Corporation’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public  accounting firm’s report are included with our 2007 consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

b)            Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2008 annual meeting of shareholders.

Executive Officers

Information relating to our executive officers incorporated by reference to the information contained under the caption “Executive Officers” included in our proxy statement relating to our 2008 annual meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is  incorporated by reference to the information contained under the caption “General Information – Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2008 annual meeting of shareholders.

Code of Ethics

Information with respect to our Code of Ethics is incorporated by reference to the information contained under the caption “Corporate Governance – Code of Ethics” included in our proxy statement relating to our 2008 annual meeting of shareholders.

Shareholder Nominees

Information with respect to procedures by which  shareholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Corporate Governance – Shareholder Nomination of Directors” included in our proxy statement relating to our 2008 annual meeting of shareholders.

Audit and Compliance Committee

Information relating to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit Committee Report” included in our proxy statement relating to our 2008 annual meeting of shareholders.

ITEM 11.               EXECUTIVE COMPENSATION

Information regarding the Executive Compensation is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Inside Participation” included in our proxy statement relating to our 2008 annual meeting of shareholders.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

This information is incorporated is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our 2008 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders (1)	200,000	$25.00	800,000
Equity Compensation Plans Not Approved by Shareholders (incentive options for executive officers, directors, and incorporators) (2)	598,570	$8.78	—
Total	798,570	$13.14	800,000

(1)	Includes the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan.

(2)	Includes various stock option agreements entered into with employees of the Bank between January 14, 2000 and November 1, 2005.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” included in our proxy statement relating to our 2008 annual meeting of shareholders.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of the Appointment of Independent Registered Accounting Firm” included in our proxy statement relating to our 2008 annual meeting of shareholders.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements:

(2)           Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)           Exhibits:

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.
3.3	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.4	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(2)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(3)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(1)
10.2	Form of Tennessee Commerce Bancorp, Inc. – Director’s Common Stock Option(1)
10.3	Form of Tennessee Commerce Bancorp, Inc. – Incorporator’s Common Stock Option(1)
10.4	Form of Tennessee Commerce Bancorp, Inc. - Stock Option Agreement(1)
10.5	Tennessee Commerce Bancorp, Inc. - Stock Option Agreement with Arthur F. Helf(1)
10.6	Tennessee Commerce Bancorp, Inc. - Stock Option Agreement with Michael R. Sapp(1)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(1)
10.8	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Arthur F. Helf(1)
10.9	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Michael R. Sapp(1)
10.10	Employment Agreement between Tennessee Commerce Bancorp, Inc. and H. Lamar Cox(1)
10.11	Employment Agreement between Tennessee Commerce Bancorp, Inc. and George W. Fort(4)
10.12	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(5)
10.13	Summary of Tennessee commerce Bancorp, Inc. Executive Officer Compensation(6)
21.1	Subsidiaries
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005, and incorporated herein by reference.

(2)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2008, and incorporated herein by reference.

(3)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 2007 (Registration No. 333-148415), and incorporated herein by reference.

(4)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on April 25, 2006 (Registration No. 333-148415), and incorporated herein by reference.

(5)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by reference.

(6)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.  The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements resulting from error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

Employee Accounts – Certain transactions related to employee accounts were not appropriately processed, reviewed and approved in accordance with Company policy; and

Asset/Liability Management Committee – While the Company has an Asset/Liability Management Committee (the “ALCO”) that provides information to the Company’s Board of Directors, no meetings of the ALCO were held during 2007.

These control deficiencies had no known impact on the Company’s financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the two material weaknesses described in the preceding paragraph, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 based on the criteria described in the “Internal Control – Integrated Framework.”

KraftCPAs PLLC, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which appears on page F-4 of this annual report.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2007. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting that are reasonably likely to materially affect the Company’s internal control over financial reporting. As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified two control deficiencies it concluded were material weaknesses in internal control over financial reporting.

As of December 31, 2007, the Company had not fully remediated the material weaknesses in the Company’s internal control over financial reporting. However, since January 15, 2008, the Company has taken the following remedial actions:

•                  Employees have been informed that, in accordance with Company policy, all personal transactions are to be handled in the same manner as customer transactions.   Management has initiated a training program for all employees to ensure understanding of the necessity for adherence to policies governing personal transactions.

•                  Management has established controls to ensure that all employees sign acknowledgement forms regarding Company policies, including the Employee Financial Services Policy (relating to employees’ personal transactions) and other key Company policies.

•                  In February 2008, the Chair of the Audit Committee of the Company’s Board of Directors was appointed Chair of the ALCO.  Also in February 2008, the ALCO met, determined that the ALCO-related information provided to the Board of Directors during 2007 was accurate and complete, and ratified such information as previously provided to the Board of Directors.

The ALCO has been directed to meet at least quarterly during 2008 and provide reports of those meetings to the Board of Directors.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Tennessee Commerce Bancorp, Inc.

We have audited the consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our report dated April 17, 2008 expressed an opinion that Tennessee Commerce Bancorp, Inc. had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KraftCPAs PLLC

Nashville, Tennessee

April 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Tennessee Commerce Bancorp, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Tennessee Commerce Bancorp, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified and included in management’s assessment. (1) The Company’s policy prohibiting employees from initiating transactions affecting their own accounts without appropriate review was violated.  Numerous transactions processed on employee accounts were not appropriately reviewed and approved. (2) Formal meetings of the Asset/Liability Management Committee did not occur during 2007.  Furthermore, items discussed during informal meetings between members of the Asset/Liability Management Committee were presented to the Board of Directors in the form of formal minutes.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 17, 2007 on those financial statements.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Tennessee Commerce Bancorp, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated April 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

KraftCPAs PLLC

Nashville, Tennessee

April 17, 2008

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

(Dollars in thousands except share data)	2007	2006
ASSETS
Cash and due from financial institutions	$5,236	$177
Federal funds sold	9,573	13,820
Cash and cash equivalents	14,809	13,997

Securities available for sale	73,753	56,943
Loans	794,322	545,518
Allowance for loan losses	(10,321)	(6,968)
Net loans	784,001	538,550

Premises and equipment, net	1,413	1,633
Accrued interest receivable	5,901	4,116
Restricted equity securities	938	633
Deferred tax asset	—	635
Income tax receivable	1,886	—
Other assets	17,452	7,011

Total assets	$900,153	$623,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$27,427	$17,001
Interest-bearing	787,626	543,566
Total deposits	815,053	560,567

Federal funds purchased	2,000	—
Accrued interest payable	2,292	1,728
Short-term borrowings	7,000	—
Accrued bonuses	1,700	623
Deferred tax liability	139	—
Other liabilities	600	1,128
Long-term subordinated debt	8,248	8,248
Total liabilities	837,032	572,294
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.50 par value; 10,000,000 shares authorized at December 31, 2007 and December 31, 2006; 4,724,196 and 4,451,674 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	2,362	2,226
Additional paid-in capital	45,024	40,755
Retained earnings	15,426	8,530
Accumulated other comprehensive income (loss)	309	(287)
Total shareholders’ equity	63,121	51,224

Total liabilities and shareholders’ equity	$900,153	$623,518

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share data)	2007	2006	2005
Interest income
Loans, including fees	$58,114	$38,382	$22,488
Securities	3,492	2,216	980
Federal funds sold	600	647	165
Total interest income	62,206	41,245	23,633

Interest expense
Deposits	34,245	21,216	9,567
Other	689	652	439
Total interest expense	34,934	21,868	10,006

Net interest income	27,272	19,377	13,627

Provision for loan losses	6,350	4,350	3,700

Net interest income after provision for loan losses	20,922	15,027	9,927

Non-interest income
Service charges on deposit accounts	132	112	114
Gain on sale of loans	2,687	2,025	1,106
Other	61	(374)	91
Total non-interest income	2,880	1,763	1,311

Non interest expense
Salaries and employee benefits	7,977	5,047	3,700
Occupancy and equipment	1,109	844	629
Data processing fees	983	701	474
Professional fees	779	786	398
Other	2,415	1,678	1,045
Total non-interest expense	13,263	9,056	6,246

Income before income taxes	10,539	7,734	4,992

Income tax expense	3,643	2,985	1,925

Net income	$6,896	$4,749	$3,067

Earnings per share (EPS):
Basic EPS	$1.49	$1.24	$0.95
Diluted EPS	1.41	1.14	0.87

Weighted average shares outstanding:
Basic	4,613,342	3,822,655	3,238,674
Diluted	4,892,167	4,157,338	3,517,408

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders’
(Dollars in thousands except share data)	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2004	$1,619	$21,401	$714	$(134)	$23,600
Comprehensive income
Net income	—	—	3,067	—	3,067
Other comprehensive income, net of income taxes
Unrealized loss on securities available for sale during the period, net of $(146) in tax	—	—	—	(234)	(234)
Reclassification adjustment for gains included in net income, net of $1 in tax	—	—	—	(3)	(3)

Total comprehensive income	—	—	—	—	2,830

Balance at December 31, 2005	1,619	21,401	3,781	(371)	26,430
Comprehensive income
Net income	—	—	4,749	—	4,749
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $53 in tax	—	—	—	84	84

Total comprehensive income	—	—	—	—	4,833

Issuance of 1,150,000 common shares	575	18,452	—	—	19,027
Exercise of stock options to purchase 63,000 common shares and related tax benefit	32	820	—	—	852
Stock-based compensation expense	—	82	—	—	82

Balance at December 31, 2006	2,226	40,755	8,530	(287)	51,224
Comprehensive income
Net income	—	—	6,896	—	6,896
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $366 in tax	—	—	—	596	596

Total comprehensive income	—	—	—	—	7,492

Exercise of stock options to purchase 272,522 common shares and related tax benefit	136	3,995	—	—	4,131
Stock-based compensation expense	—	259	—	—	259
Section 16 profit reimbursement	—	15	—	—	15

Balance at December 31, 2007	$2,362	$45,024	$15,426	$309	$63,121

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share data)	2007	2006	2005

Cash flows from operating activities
Net income	$6,896	$4,749	$3,067
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	333	259	171
Deferred loan fees	919	234	86
Provision for loan losses	6,350	4,350	3,700
FHLB stock dividends	—	(32)	(17)
Stock-based compensation expense	259	82	—
Deferred income tax	408	(198)	254
Net amortization of investment securities	11	14	40
Gain on sales of securities	(26)	—	(4)
Change in:
Accrued interest receivable	(1,785)	(1,968)	(1,045)
Accrued interest payable	564	602	681
Income tax receivable	(1,886)	—	—
Other assets	(10,442)	(2,352)	(3,567)
Other liabilities	549	1,220	53
Net cash from operating activities	2,150	6,960	3,419

Cash flows from investing activities
Purchases of securities available for sale	(43,898)	(26,781)	(17,315)
Proceeds from sales of securities available for sale	25,850	—	1,489
Proceeds from maturities, prepayments and calls of securities available for sale	2,216	1,953	2,104
Investment in unconsolidated subsidiary	—	—	(248)
Net change in loans	(252,720)	(198,947)	(134,561)
Purchases of FHLB Stock	(305)	(218)	(125)
Net purchases of premises and equipment	(113)	(1,123)	(330)
Net cash used by investing activities	(268,970)	(225,116)	(148,986)

Cash flows from financing activities
Net change in deposits	254,486	192,862	146,311
Net change in federal funds purchased and repurchase agreements	2,000	—	—
Proceeds from long-term subordinated debt	—	—	8,248
Proceeds from issuance of common stock	—	19,027	—
Proceeds from exercise of common stock options	2,152	596	—
Proceeds from issuance of short-term debt	7,000	—	—
Excess tax benefit from option exercises	1,979	256	—
Section 16 profit reimbursement	15	—	—
Net cash provided by financing activities	267,632	212,741	154,559

Net change in cash and cash equivalents	812	(5,415)	8,992

Cash and cash equivalents at beginning of period	13,997	19,412	10,420

Cash and cash equivalents at end of period	$14,809	$13,997	$19,412

Supplemental cash flow information:
Cash paid during period for interest	$34,370	$21,266	$9,325
Cash paid during period for income taxes	4,745	2,075	2,089

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

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Tennessee Commerce Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiary, Tennessee Commerce Bank (the “Bank,” and, together with the Corporation, the “Company”). Tennessee Commerce Statutory Trust I is not consolidated and is accounted for under the equity method. Material intercompany accounts and transactions have been eliminated.

Nature of Operations:  The Corporation was formed in July 2000. The Bank received its charter as a state bank and opened for business in January 2000. Substantially all of the assets, liabilities and operations presented in the consolidated financial statements are attributable to the Bank. The Bank provides a variety of banking services to individuals and businesses in Middle Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, lease financing, real estate mortgage and installment loans.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

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

Securities:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities,” all securities are classified as available for sale. The Bank has no trading securities or held to maturity securities as of December 31, 2007.

Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and for other purposes. Available for sale securities are reported at fair value and include securities not classified as held to maturity or trading.

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

Tax leases: Tax leases comprised $22,752,000 and $6,936,000 of loans on the balance sheet at December 31, 2007 and 2006, respectively. In accordance with the SFAS No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” at the time of investment, the tax lease asset is recorded along with unearned interest income followed by periodic journal entries to record the interest income and maintain an accurate representation of the investment balance. The current balance is part of “Loans” on the balance sheet and as “Other” on the Summary of Loans in Note 3. For 2007, the tax leases created a net timing difference of $4,800,328.  Net deductions of $4,800,328 were allowed for tax, but not book. For 2006, the tax leases created a net timing difference of $1,550,007.  Net deductions of $1,550,007 were allowed for tax, but not book.

Allowance for Loan Losses:  The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by the provision for loan losses and reduced by charge-offs, net of recoveries.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Management periodically reviews the loan portfolio. A loan is placed on non-accrual status when it is 90 days or more past due and immediate collection is doubtful. The non-accrual loans are reviewed periodically for impairment. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans are charged-off at a time when the collection efforts are reasonably deemed uncollectable.

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

Other Real Estate:  Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value, less costs to sell, at the date of foreclosure, determined by appraisal. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. Subsequent expenses are expensed as they occur after any re-acquisitions.

Gain on Sale of Loans: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective over the transferred assets through an agreement to repurchase them before maturity. The Bank records the transfer by allocating the carrying amount of the financial asset between the assets sold, and the retained interests, if any, based on their relative fair values at the date of transfer. Estimates of expected future cash flows are used to determine fair value on the date of transfer. The gain on sale is presented as a component of non-interest income.

Interest-Only Strips Receivable:  Interest-only strips receivable are related to loans originated and sold to others, and represent the difference between the loan’s coupon rate and the rate “passed through” to investors. The initial amount recorded as interest-only strips receivable (“I/O”) is computed by applying present value factors to the investors’ expected cash flows compared to expected cash flows from the borrowers. I/Os are carried at fair value and unrealized losses or gains are recognized into income. I/Os are included in other assets on the balance sheet.

Servicing Asset: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. When the Bank sells loans to others that it continues to service, a servicing asset is recorded at fair value. Capitalized servicing rights are reported in other assets and are amortized over the life of the loan being serviced.

Stock-Based Compensation:  Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method.  Accordingly, the Corporation has recorded stock-based employee compensation cost based on the fair value method using the Black-Scholes valuation model starting in 2006.  For 2007, adopting this standard resulted in a reduction of income before income taxes of $259,000, a reduction in net income of $169,000 and a decrease in basic and diluted earnings per share of $.04 and $.03. For 2006, adopting this standard resulted in a reduction of income before income taxes of $82,000, a reduction in net income of $51,000, and a decrease in basic and diluted earnings per share of $.01 and $.01.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2005:

(Dollars in thousands except share data)	2005

Net income as reported	$3,067
Deduct: Stock-based compensation expense determined under fair value based method	245

Pro forma net income	$2,822

Basic earnings per share as reported	$0.95
Pro forma basic earnings per share	0.87

Diluted earnings per share as reported	0.87
Pro forma diluted earnings per share	0.80

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

2005

Risk-free interest rate	3.96%
Expected option life	5 years
Dividend yield	0.0%

The weighted average fair value of options granted during the year was $4.03 for 2005.

In June of 2007, the Tennessee Commerce Bancorp 2007 Equity Plan was adopted and the Corporation reserved authorized shares to be issued, and not repurchased, in accordance with the provisions of the plan.

Stock Issuance: On June 27, 2006, the Corporation’s Registration Statement on Form S-1, as amended (Registration 333-133539), was declared effective by the SEC.  Pursuant to the registration statement, the Corporation registered 1,150,000 shares of its common stock at a price of $18.00 per share.  On July 3, 2006, the Corporation received $16,920,000 of net proceeds from the sale of 1,000,000 shares of its common stock in connection with its public offering, and on July 28, 2006, the Corporation received $2,538,000 of net proceeds from the sale of 150,000 additional shares of its common stock issued in connection with the underwriters’ over-allotment option.  As of July 28, 2006, all 1,150,000 shares offered under the registration statement had been fully subscribed. FTN Midwest Securities Corp. and Sterne, Agee & Leach, Inc. were the managing underwriters for the offering.  The total expenses incurred for the Corporation’s account in connection with the issuance and distributions of the securities were $431,000. The net offering proceeds to the Corporation after deducting the total expenses were $19,027,000.  These net proceeds were used to repay the $5,000,000 outstanding balance on our revolving line of credit, to fund the continued expansion of our franchise and for general corporate purposes.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely that not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Advertising Costs:  Advertising costs are generally charged to operations in the year incurred and totaled $73,000, $206,000, and $140,000 in 2007, 2006 and 2005.

Off-Balance Sheet Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, financial guarantees and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Restrictions on Cash:  Cash on hand or on deposit with other banks of $227,000 and $220,000 was required to meet regulatory reserve and clearing requirements at year-end 2007 and 2006, respectively. These balances do not earn interest.

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation, which would limit dividends payable by the Corporation to its shareholders.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Recently Issued Accounting Standards:  In September 2006, the FASB released SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS No. 157 on January 1, 2008, and management is still evaluating the impact on the Corporation’s consolidated financial statements.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the Corporation does not have any identifiable segments.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
(Dollars in thousands)	Value	Gains	Losses

2007

U.S. Government agencies	$64,090	$504	$(36)
Mortgage-backed securities	5,306	—	(104)
Corporate debt securities	268	—	(12)
Corporate bonds	3,508	1	(54)
Other	581	201	—

	$73,753	$706	$(206)

2006

U.S. Government agencies	$45,479	$134	$(514)
Mortgage-backed securities	6,465	—	(207)
Corporate debt securities	319	—	(16)
Corporate bonds	4,126	—	(34)
Other	554	174	—

	$56,943	$308	$(771)

Contractual maturities of debt securities at December 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one through five years	11,955
Due after five through ten years	23,179
Due after ten years	33,313
Mortgage-backed securities	5,306

$73,753

Gross gains of $26,000, $0, and $4,000 on sales of securities were recognized in 2007, 2006 and 2005, respectively. Securities carried at $11,735,000 and $10,535,000 at December 31, 2007 and 2006, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

(Dollars in thousands)	2007	2006

Federal Home Loan Bank stock	$938	$633

Securities with unrealized losses at year-end 2007 and 2006, and the length of time they have been in continuous loss positions are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

2007

U.S. Government agencies	$60,119	$10	$3,971	$26	$64,090	$36
Mortgage-backed securities	—	—	5,234	104	5,234	104
Corporate debt securities	—	—	268	12	268	12
Corporate bonds	3,508	54	—	—	3,508	54

Total	$63,627	$64	$9,473	$142	$73,100	$206

2006

U.S. Government agencies	$22,721	$94	$22,758	$420	$45,479	$514
Mortgage-backed securities	—	—	6,465	207	6,465	207
Corporate debt securities	—	—	319	16	319	16
Corporate bonds	—	—	4,126	34	4,126	34

Total	$22,721	$94	$33,668	$677	$56,389	$771

Unrealized losses on U.S. government agency securities have not been recognized into income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely a result of increases in market interest rates. The unrealized losses on mortgage-backed securities and corporate securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely a result of increases in market interest rates. The fair value of the securities above is expected to recover as the securities approach their maturity dates and/or market rates decline.

NOTE 3 - LOANS

A summary of loans outstanding by category at December 31:

(Dollars in thousands)	2007	2006
Real estate:

Construction	$112,405	$74,482
1 to 4 family residential	33,560	22,873
Other	143,973	83,985
Commercial, financial and agricultural	477,666	353,996
Consumer	3,966	3,246
Other	22,752	6,936
	794,322	545,518
Less: Allowance for loan losses	(10,321)	(6,968)

Net loans	$784,001	$538,550

The Bank records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The amount of the proceeds for loans that were transferred with recourse that were recorded as sales for each period follows.

(Dollars in thousands)	2007	2006	2005

Proceeds from loans transferred with recourse	$40,590	$26,022	$19,571

The Bank services loans for the benefit of others. The amount of loans being serviced for the benefit of others at year end for each period follows.

	December 31,
(Dollars in thousands)	2007	2006	2005

Amount of loans being serviced	$86,489	$66,465	$36,094

Certain parties (principally executive officers and directors of the Bank, including their related interests) were customers of, and had loans with the Bank in the ordinary course of business. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectability or present other unfavorable features.

Loans to principal officers, directors and their affiliates in 2007 were as follows.

(Dollars in thousands)	2007	2006

Beginning balance	$8,724	$6,465
New loans	4,475	3,788

Repayments	(6,395)	(1,529)

Ending balance	$6,804	$8,724

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	2007	2006	2005

Balance at beginning of year	$6,968	$4,399	$2,841
Provision charged to operating expenses	6,350	4,350	3,700
Loans charged-off	(3,310)	(2,037)	(2,411)
Recoveries	313	256	269

Balance at end of year	$10,321	$6,968	$4,399

Impaired loans were as follows:

(Dollars in thousands)	2007	2006

Loans with allocated allowance for loan losses	$6,492	$2,689

Amount of the allowance allocated to impaired loans	$2,442	$1,539

	2007	2006	2005

Average of impaired loans during the year	$3,783	$2,719	$4,444

The amount of interest income recognized for the time that these loans were impaired during 2007, 2006 and 2005 was not material to the financial statements.

Nonperforming loans were as follows:

(Dollars in thousands)	2007	2006	2005

Loans past due over 90 days still on accrual	$1,992	$940	$352
Nonaccrual loans	6,465	2,689	2,928

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31, 2007 and 2006. Depreciation expense for 2007, 2006 and 2005 was $333,000, $259,000 and $171,000, respectively.

(Dollars in thousands)	2007	2006

Leasehold improvements	$903	$901
Furniture and equipment	1,756	1,645
	2,659	2,546
Less: Allowance for depreciation	1,246	913

	$1,413	$1,633

The Bank leases office space, furniture and equipment under operating leases. Rent expense recognized in 2007, 2006 and 2005 amounted to $390,000, $352,000 and $268,000, respectively. The remaining minimum lease payments related to the leases are as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2008	$554
2009	556
2010	564
2011	576
2012	588
2013-2017	3,011

$5,849

NOTE 6 - DEPOSITS

Time deposits greater than $100,000 amounted to $364,797,000 in 2007 and $227,917,000 in 2006.

At December 31, 2007, scheduled maturities of time deposits were as follows:

(Dollars in thousands)

2008	$526,463
2009	103,383
2010	37,843
2011	4,678
2012	613

Deposits held at the Bank by directors, executive officers and their related interests were approximately $3,960,000 and $7,958,000 at December 31, 2007 and 2006, respectively.

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER DEBT

The Federal Home Loan Bank (“FHLB”) of Cincinnati advances funds to the Bank with the requirement that the advances are secured by securities and qualifying loans, essentially home mortgages (1-4 family residential). The Bank has an available line of $17,967,407 with FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Corporation had $937,800 of such stock at December 31, 2007 to satisfy this requirement.

At December 31, 2007, the Bank had received no advances from the FHLB and, therefore, had pledged no securities or qualifying loans to the FHLB.

The Bank has approximately $24,000,000 in available federal funds lines (or the equivalent thereof) with correspondent banks.  At December 31, 2007, the Bank had $2,000,000 of federal funds purchased.

In September 2007, we entered into a short-term revolving line of credit with First Tennessee Bank, National Association, pursuant to which First Tennessee agreed to loan us up to $10,000,000.  First Tennessee’s obligation to make advances to us under this line of credit terminates on October 1, 2008.  At December 31, 2007, we had outstanding borrowings of $7,000,000 under this line of credit.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) recognized in each year is made up of current and deferred federal and state tax amounts shown below:

(Dollars in thousands)	2007	2006	2005

Current federal	$2,897	$2,730	$1,385
Current state	338	453	286
Deferred federal	369	(164)	213
Deferred state	39	(34)	41

	$3,643	$2,985	$1,925

The tax effect of each type of temporary difference that results in net deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2007	2006
Asset (liability)
Allowance for loan losses	$3,428	$1,994
Tax leases	(2,733)	(895)
Unrealized (gain) loss on securities	(191)	175
Depreciation	(31)	(47)
SFAS 140 income adjustments	(1,476)	(792)
Nonaccrual loan interest	245	178
Net deferred loan fees	641	104
Other, net	(22)	(82)

Balance at end of year	$(139)	$635

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) follows:

(Dollars in thousands)	2007	2006	2005

Tax expense at statutory rate	$3,583	$2,630	$1,698
State income tax effect	249	277	216
Other	(189)	78	11

Income tax expense	$3,643	$2,985	$1,925

The Corporation had no unrecognized tax benefits at January 1, 2007 and December 31, 2007.  No significant increase in expected over the next 12 months.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax accounts; no such accruals existed as of January 1, 2007 and December 31, 2007.

The Corporation and its subsidiary file a consolidated U.S. federal income tax return and various returns in states where its banking offices are located. The Corporation’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2004.

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

The following table reflects financial instruments for which contract amounts represented credit risk as of December 31, for the following years:

	2007		2006
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Commitments to extend credit	$18,380	$107,663	$9,601	$65,123
Standby letters of credit and financial guarantees	—	11,063	—	5,776

Commitments to make loans are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 4.31% to 9.00% and maturities ranging from three months to six years.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

NOTE 10 – EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have satisfied the minimum age and service requirements. The Bank may make discretionary contributions and employees vest in employer contributions over five years. The Bank made no contributions to the plan during 2007, 2006 or 2005.

NOTE 11 – REGULATORY MATTERS

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank are required to meet specific capital adequacy guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank’s financial condition.

The Corporation and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized,” “adequately capitalized,” and “well capitalized.” As of December 31, 2007 and 2006, the most recent notification from the Bank’s regulatory authority categorized the Corporation and the Bank as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Corporation and the Bank’s category.

The Bank and the Corporation’s capital amounts and ratios at December 31, 2007 and 2006 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2007

Total risk-based
Bank	$86,935	10.5%	$66,204	8.0%	$82,755	10.0%
Corporation	$81,133	9.8%	$66,240	8.0%	n/a

Tier 1 to risk-based
Bank	$76,614	9.3%	$33,102	4.0%	$49,653	6.0%
Corporation	$70,812	8.6%	$33,120	4.0%	n/a

Tier 1 leverage
Bank	$76,614	8.8%	$35,019	4.0%	$43,774	5.0%
Corporation	$70,812	8.1%	$35,029	4.0%	n/a

2006

Total risk-based
Bank	$59,514	10.5%	$45,561	8.0%	$56,951	10.0%
Corporation	$66,478	11.7%	$45,561	8.0%	n/a

Tier 1 to risk-based
Bank	$52,547	9.2%	$22,781	4.0%	$34,171	6.0%
Corporation	$59,511	10.5%	$22,781	4.0%	n/a

Tier 1 leverage
Bank	$52,547	8.8%	$23,949	4.0%	$29,936	5.0%
Corporation	$59,511	9.9%	$23,959	4.0%	n/a

NOTE 12 – STOCK OPTIONS

The following is a summary of certain rights and provisions of the stock options the Corporation has issued. All stock options and the related strike price reflect the impact of the two-for-one stock split on December 31, 2003. All options expire ten years from the date of grant.

The original 14 incorporators and members of the Board of Directors were granted an aggregate of 122,500 options to purchase shares at $5.00 per share in connection with organization activities. Each of the 122,500 options were immediately vested on the date of grant. In 2002, 2006 and 2007 10,000, 11,000 and 65,900 options, respectively, were exercised, leaving 35,600 options to purchase shares outstanding.

In August 2003, the Board of Directors approved an option plan for active directors and incorporators in recognition of their four years of service to the Bank without compensation. An aggregate of 320,000 options to purchase shares at a price of $10.50 per share were included in this plan. The 320,000 options were immediately vested on the date of grant. In 2006 and 2007, 50,000 and 60,000 options, respectively, were exercised, leaving 210,000 options to purchase shares outstanding.

In 2006, 1,000 options were exercised and in 2007, 93,372 options were exercised leaving an outstanding balance of 121,720 options to purchase shares. In August 2005, one executive officer was granted 5,000 options. Of these, 2,500 options immediately vested and the remaining vested one year later. In November 2005, one executive officer was granted 6,250 options that immediately vested. Of these 2005 grants, all were exercised in 2007, leaving no options outstanding at December 31, 2007. In June 2007, four executive officers were granted 50,000 options each at an exercise price of $25.00 per share to vest over five years based 20% on service and 80% on performance. Of these, 200,000 options were outstanding with 40,000 options vested at December 31, 2007.

The Board of Directors has granted incentive options to various employees who are not executive officers. Incentive options are used for recruiting and retention purposes and to recognize performance. Employee incentive options include 13,000 options to purchase shares at $5.00 per share granted in 2000 and 2001. An aggregate of 5,000 options to purchase shares have been forfeited by former employees, 3,000 options were exercised on December 31, 2003, and 1,000 options were exercised in 2004. An additional 2,000 options were exercised in 2007 leaving 2,000 outstanding at December 31, 2007. In March 2003, 9,000 options to purchase shares at $7.50 per share were granted. In 2007, 4,000 of these options were exercised leaving 5,000 options outstanding at December 31, 2007. In December 2003, 31,000 options to purchase shares at $10.50 per share were granted. Of these, 5,000 options were forfeited in 2004. In 2006, 1,000 options were exercised and in 2007, 12,000 options were exercised, leaving 13,000 options outstanding at December 31, 2007. All of these incentive options vested in two years. In July 2005 and August 2005, 69,000 and 10,000 options respectively were granted. On each grant date, half of all options immediately vested with the remaining options vesting one year later. In November 2005, 10,000 options were granted to employees and were immediately vested. Of these 2005 grants, 3,750 options were forfeited in 2006 and in 2007, 24,000 options were exercised, leaving 61,250 options outstanding at December 31, 2007.

The fair value options granted during 2007 were computed using option pricing models, using the following weighted-average assumptions as of grant date:

2007

Risk-free interest rate	4.94%
Expected option life	3.5 years
Dividend yield	0.0%
Volatility	20.0%

The weighted average fair value of options granted during the year was $5.75 for 2007.

A summary of the activity related to stock options is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	871,092	$8.78	937,842	$8.85	837,592	$7.99
Granted	200,000	25.00	—	—	100,250	16.00
Exercised	(272,522)	7.91	(63,000)	9.45	—	—
Forfeited or expired	—	—	(3,750)	16.00	—	—

Outstanding at end of year	798,570	$13.14	871,092	$8.78	937,842	$8.85

Options exercisable at year-end	638,570		871,092		865,842

At December 31, 2007, options outstanding had a weighted average remaining contractual term of 5.81 years and an aggregate intrinsic value of $9,894,282. At December 31, 2007, options exercisable had a weighted average remaining contractual term of 4.89 years and an aggregate intrinsic value of $10,300,134. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $5,404,895, $667,500 and $0, respectively. As of December 31, 2007, there was $86,188 unrecognized compensation costs related to nonvested stock options granted. This cost is expected to be recognized over a weighted average period of four years. Of the 200,000 shares granted in 2007, none were forfeited or exercised, and only 40,000 vested, leaving 160,000 shares unvested as of December 31, 2007.  The respected weighted average fair values were $230,000 and $920,000.

Options outstanding at year-end 2007 were as follows:

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
Exercise		Contractual		Exercise
Prices	Number	Life	Number	Price

$5.00	159,320	2.0 years	159,320	$5.00
$7.50	95,000	5.0 years	95,000	$7.50
$10.50	223,000	5.0 years	223,000	$10.50
$11.00	60,000	6.0 years	60,000	$11.00
$16.00	61,250	7.8 years	61,250	$16.00
$25.00	200,000	9.5 years	40,000	$25.00

Outstanding at year-end	798,570	5.81 years	638,570	$10.16

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and due from financial institutions, federal funds sold and purchased, accrued interest receivable and payable, demand deposits and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issue. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of the subordinated long term debt is based on discounted cash flows using current market rates applied to the estimated life of the debt. Other assets and accrued liabilities are carried at fair value. The fair value of off-balance-sheet loan commitments is considered nominal.

The estimated fair values of the Bank’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from financial institutions	$5,236	$5,236	$177	$177
Federal funds sold	9,573	9,573	13,820	13,820
Securities available for sale	73,753	73,753	56,943	56,943
Loans, net	784,001	799,545	538,550	537,756
Accrued interest receivable	5,901	5,901	4,116	4,116
Restricted equity securities	938	938	633	633
Financial liabilities
Deposits	$815,053	$828,176	$560,567	$562,175
Accrued interest payable	2,292	2,292	1,728	1,728
Subordinated long-term debt	8,248	8,221	8,248	8,066
Short-term borrowings	7,000	7,000	—	—

NOTE 14 – EMPLOYMENT AGREEMENTS

The Corporation has entered into two-year employment agreements that are automatically renewable for indefinite duration, with four executive officers. In the event of a change in control of the Corporation, the Corporation has an obligation to pay 2.99 times the officer’s annual salary and bonus which combined is not to be less than the previous year’s salary and bonus.

NOTE 15 – PREFERRED STOCK

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

NOTE 16 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Tennessee Commerce Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2007	2006
ASSETS
Cash and cash equivalents	$777	$6,308
Investment in banking subsidiary	76,923	52,260
Interest receivable	—	1
Other	944	1,204

Total assets	$78,644	$59,773

LIABILITIES AND EQUITY
Interest payable	$25	$23
Other short term payables	7,250	278
Subordinated long term debt	8,248	8,248
Shareholders’ equity	63,121	51,224

Total liabilities and equity	$78,644	$59,773

CONDENSED STATEMENTS OF INCOME

	For Years ended December 31,
	2007	2006	2005

Dividend and interest income	$17	$17	12
Interest expense	(632)	(597)	(416)
Non-interest expense	(1,261)	(826)	(46)

Income (loss) before income tax and undistributed subsidiary income	(1,876)	(1,406)	(450)
Income tax (expense) benefit	696	542	173
Equity in undistributed subsidiary income	8,076	5,613	3,344

Net income	$6,896	$4,749	$3,067

CONDENSED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$6,896	$4,749	$3,067
Adjustments:
Change in other assets and liabilities	234	(507)	(150)
Equity in undistributed subsidiary income	(8,076)	(5,613)	(3,344)
Net cash from operating activities	(946)	(1,371)	(427)

Cash flows from investing activities
Investments in subsidiaries	(15,990)	(13,000)	(7,000)
Other assets	—	—	(248)

Net cash from investing activities	(15,990)	(13,000)	(7,248)

Cash flows from financing activities
Proceeds from subordinated long term debt	—	—	8,248
Proceeds from stock issue	—	19,027	—
Proceeds from exercise of stock options and excess tax benefit	4,405	852	—
Proceeds from issuance of short-term debt	7,000	—	—
Net cash from financing activities	11,405	19,879	8,248

Net change in cash and cash equivalents	(5,531)	5,508	573

Beginning cash and cash equivalents	6,308	800	227

Ending cash and cash equivalents	$777	$6,308	$800

NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

(Dollars in thousands except share data)	2007	2006	2005
Basic
Net income	$6,896	$4,749	$3,067

Weighted average common shares outstanding	4,613,342	3,822,655	3,238,674

Basic earnings per common share	$1.49	$1.24	$0.95

Diluted
Net income	$6,896	$4,749	$3,067

Weighted average common shares outstanding for basic earnings per common share	4,613,342	3,822,655	3,238,674
Add: Dilutive effects of assumed exercises of stock options	278,825	334,683	278,734

Average shares and dilutive potential common shares	4,892,167	4,157,338	3,517,408

Diluted earnings per common share	$1.41	$1.14	$0.87

No options were antidilutive for 2006 and 2005. For 2007, 40,000 vested options at a strike price of $25.00 were antidilutive and were excluded from the calculation of diluted earnings per share.

NOTE 18 – TRUST PREFERRED SECURITIES

In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust (the “Trust”). In March 2005, the Trust issued and sold 8,000 of the Trust’s fixed/floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a 3- month Libor rate plus 1.98% thereafter. At the same time, the Corporation issued to the Trust $8,248,000 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The Trust Preferred Securities qualify as “Tier I Capital” under current regulatory definitions subject to certain limitations.

The debentures pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a 3-month Libor rate plus 1.98% thereafter. The distributions on the capital securities are accounted for as interest expense by the Corporation. Interest payments on the debentures and the corresponding distributions on the capital securities may be deferred at any time at the election of the Corporation for up to 20 consecutive quarterly periods (five years). The capital securities and debentures are redeemable at any time commencing after June 2010 at par. The Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the Trust.

NOTE 19 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the years ended December 31, 2007 and 2006 follows:

	First	Second	Third	Fourth
(In thousands except share data)	Quarter	Quarter	Quarter	Quarter
2007
Interest income	$12,971	$14,852	$16,371	$18,012
Net interest income	5,585	6,646	7,090	7,951
Provision for loan losses	1,500	1,500	1,300	2,050
Income before taxes	2,292	2,659	2,893	2,695
Net income	1,406	1,611	1,777	2,102
Basic earnings per share	$0.31	$0.36	$0.38	$0.44
Diluted earnings per share	$0.29	$0.34	$0.36	$0.42

2006
Interest income	$8,404	$9,354	$11,000	$12,487
Net interest income	4,255	4,443	5,126	5,553
Provision for loan losses	1,000	1,000	1,150	1,200
Income before taxes	1,482	1,516	2,164	2,572
Net income	909	932	1,330	1,578
Basic earnings per share	$0.28	$0.29	$0.31	$0.36
Diluted earnings per share	$0.25	$0.27	$0.29	$0.33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Arthur F. Helf
Arthur F. Helf, Chairman and Chief Executive Officer

Date: April 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ H. Lamar Cox	By:	/s/ Paul W. Dierksen
	H. Lamar Cox		Paul W. Dierksen
Date:	April 17, 2008	Date:	April 17, 2008

By:	/s/ Dennis L. Grimaud	By:	/s/ Arthur F. Helf
	Dennis L. Grimaud		Arthur F. Helf
Date:	April 17, 2008	Date:	April 17, 2008

By:	/s/ William W. McInnes	By:	/s/ Thomas R. Miller
	William W. McInnes		Thomas R. Miller
Date:	April 17, 2008	Date:	April 17, 2008

By:	/s/ Darrel Reifschneider	By:	/s/ Michael R. Sapp
	Darrel Reifschneider		Michael R. Sapp
Date:	April 17, 2008	Date:	April 17, 2008

By:	/s/ Dr. Paul A. Thomas
Dr. Paul A. Thomas
Date:	April 17, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.
3.3	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.4	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(2)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(3)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(1)
10.2	Form of Tennessee Commerce Bancorp, Inc. – Director’s Common Stock Option(1)
10.3	Form of Tennessee Commerce Bancorp, Inc. – Incorporator’s Common Stock Option(1)
10.4	Form of Tennessee Commerce Bancorp, Inc. - Stock Option Agreement(1)
10.5	Tennessee Commerce Bancorp, Inc. - Stock Option Agreement with Arthur F. Helf(1)
10.6	Tennessee Commerce Bancorp, Inc. - Stock Option Agreement with Michael R. Sapp(1)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(1)
10.8	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Arthur F. Helf(1)
10.9	Employment Agreement between Tennessee Commerce Bancorp, Inc. and Michael R. Sapp(1)
10.10	Employment Agreement between Tennessee Commerce Bancorp, Inc. and H. Lamar Cox(1)
10.11	Employment Agreement between Tennessee Commerce Bancorp, Inc. and George W. Fort(4)
10.12	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(5)
10.13	Summary of Tennessee commerce Bancorp, Inc. Executive Officer Compensation(6)
21.1	Subsidiaries
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005, and incorporated herein by reference.

(2)   Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2008, and incorporated herein by reference.

(3)   Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 2007 (Registration No. 333-148415), and incorporated herein by reference.

(4)   Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on April 25, 2006 (Registration No. 333-148415), and incorporated herein by reference.

(5)   Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by reference.

(6)    Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on  Form 8-K, as filed with the Securities and Exchange Commission on June 26, 2007, and incorporated herein by reference.