Form 10-Q
period 2008-03-31
Tennessee Commerce Bancorp, Inc.
filed 2008-05-12
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of May 06, 2008 there were 4,731,696 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(Dollars in thousands, except share data)	March 31, 2008	December 31, 2007 (1)
ASSETS
Cash and due from financial institutions	$5,977	$5,236
Federal funds sold	27	9,573
Cash and cash equivalents	6,004	14,809
Securities available for sale	72,048	73,753
Loans	864,948	794,322
Allowance for loan losses	(11,034)	(10,321)
Net loans	853,914	784,001

Premises and equipment, net	1,434	1,413
Accrued interest receivable	6,360	5,901
Restricted equity securities	1,349	938
Income tax receivable	1,028	1,886
Other assets	22,298	17,452

Total assets	$964,435	$900,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$20,845	$27,427
Interest-bearing	840,704	787,626
Total deposits	861,549	815,053

Federal funds purchased	16,175	2,000
Accrued interest payable	2,673	2,292
Short-term borrowings	9,500	7,000
Accrued Bonuses	629	1,700
Long-term subordinated debt	8,248	8,248
Deferred tax liabilities	139	139
Other liabilities	593	600
Total liabilities	899,506	837,032
Shareholders’ equity
Preferred stock, no par value. 1,000,000 shares authorized; none issued	—	—
Common stock, $0.50 par value. 10,000,000 shares authorized at March 31, 2008 and December 31, 2007; 4,731,696 and 4,724,196 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	2,366	2,362
Additional paid-in capital	45,110	45,024
Retained earnings	16,801	15,426
Accumulated other comprehensive loss	652	309
Total shareholders’ equity	64,929	63,121

Total liabilities and shareholders’ equity	$964,435	$900,153

(1) The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2008	2007
Interest income
Loans, including fees	$16,382	$12,099
Securities	1,033	764
Federal funds sold	71	108
Total interest income	17,486	12,971

Interest expense
Deposits	9,744	7,226
Other	280	160
Total interest expense	10,024	7,386

Net interest income	7,462	5,585

Provision for loan losses	1,600	1,500

Net interest income after provision for loan losses	5,862	4,085

Non-interest income
Service charges on deposit accounts	24	37
Securities gains (losses)	30	10
Gain on sale of loans	566	817
Other	(93)	(42)
Total non-interest income	527	822

Non-interest expense
Salaries and employee benefits	2,284	1,472
Occupancy and equipment	360	268
Data processing fees	285	226
Professional fees	375	238
Other	840	411
Total non-interest expense	4,144	2,615

Income before income taxes	2,245	2,292

Income tax expense	870	886
Net income	$1,375	$1,406

Earnings per share (EPS):
Basic EPS	$0.29	$0.31
Diluted EPS	0.28	0.29

Weighted average shares outstanding:
Basic	4,729,718	4,480,289
Diluted	4,890,711	4,827,045

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224
Comprehensive income
Net income	—	—	1,406	—	1,406
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	77	77

Total comprehensive income					1,483

Exercise of stock options to purchase 43,350 common shares and related tax benefit	21	766	—	—	787

Balance at March 31, 2007	$2,247	$41,521	$9,936	$(210)	$53,494

Balance at December 31, 2007	$2,362	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	1,375	—	1,375
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period	—	—	—	343	343

Total comprehensive income					1,718

Exercise of stock options to purchase 7,500 common shares and related tax benefit	4	86	—	—	90
Balance at March 31, 2008	$2,366	$45,110	$16,801	$652	$64,929

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Cash flows from operating activities
Net income	$1,375	$1,406
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	86	84
Deferred loan fees	(135)	(102)
Provision for loan losses	1,600	1,500
Deferred income tax	(210)	(1)
Net amortization of investment securities	(36)	2
Gain on sales of securities	(30)	(10)
Change in:
Accrued interest receivable	(459)	(297)
Accrued interest payable	381	21
Other assets	(3,988)	(1,544)
Other liabilities	1,422	66
Net cash provided by operating activities	6	1,125

Cash flows from investing activities
Purchases of securities available for sale	(23,947)	(11,005)
Proceeds from sales of securities available for sale	12,292	8,319
Proceeds from maturities, prepayments and calls of securities available for sale	13,979	819
Net change in loans	(71,378)	(46,335)
Purchases of FHLB Stock	(411)	—
Net purchases of premises and equipment	(107)	(34)
Net cash used by investing activities	(69,572)	(48,236)

Cash flows from financing activities
Net change in deposits	46,496	43,274
Net change in federal funds purchased and repurchase agreements	14,175	25
Proceeds from exercise of common stock options	38	787
Excess tax benefit from option exercises	52	—
Net cash provided by financing activities	60,761	44,086

Net change in cash and cash equivalents	(8,805)	(3,025)

Cash and cash equivalents at beginning of period	14,809	13,997

Cash and cash equivalents at end of period	$6,004	$10,972

Supplemental cash flow information:
Cash paid during period for interest	$9,643	$7,365
Cash paid during period for income taxes	183	1,039

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (“Trust I”). As of March 31, 2008, the Bank and the Trust I are the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. The Trust I is not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Basic
Net income	$1,375	$1,406

Weighted average common shares outstanding	4,729,718	4,480,289

Basic earnings per common share	$0.29	$0.31

Diluted
Net income	$1,375	$1,406

Weighted average common shares outstanding for basic earnings per common share	4,729,718	4,480,289
Add: Dilutive effects of assumed exercises of stock options	160,993	346,756

Average shares and dilutive potential common shares	4,890,711	4,827,045

Diluted earnings per common share	$0.28	$0.29

Note 3 — Stock Compensation

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions, as the Corporation formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

The Corporation adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending March 31, 2008 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending March 31, 2008 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2008, the Corporation granted options to purchase 150,000 shares of Corporation common stock and 10,955 restricted shares of Corporation common stock and there were 160,000 non-vested options outstanding prior to that period. There was no stock-based expense recognized for the three months ended March 31, 2008.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Stock-based awards outstanding at December 31, 2007	798,570	$13.14
Options granted	150,000	22.15
Shares of restricted stock granted	10,955	—
Options exercised	(7,500)	5.00
Options forfeited or expired	—	—
Stock-based awards outstanding at March 31, 2008	952,025	$14.64	5.69	$1,920
Stock-based awards outstanding and expected to vest at March 31, 2008	952,025	$14.64	5.69	$1,920
Options exercisable at March 31, 2008	631,070	$10.23	4.55	$4,070

(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $16.68 for the 952,025 options outstanding and 631,070 options exercisable at March 31, 2008.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of grant date shown below:

	2008	2007	2005	2004	2003

Risk-free interest rate	3.27%	4.94%	3.96%	3.23%	3.82%
Expected option life	3.5 years	3.5 years	5 years	7 years	7 years
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

The Corporation granted options to purchase 150,000 shares of Corporation common stock and 10,955 restricted shares of Corporation common stock in the first quarter of 2008. The options granted in 2008 had an estimated fair value of $4.45. The options granted in 2007 had an estimated fair value of $5.75. The options granted during 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26, respectively. The weighted average fair value of options granted during the year was $4.45 for 2008, $5.75 for 2007, $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in 2006.

Note 4 — Trust Preferred Securities

In March 2005, the Trust I issued and sold 8,000 of its fixed/floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. At the same time, the Corporation issued to the Trust $8,248,000 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The Trust Preferred Securities qualify as “Tier I Capital” under current regulatory definitions subject to certain limitations.

The debentures pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. The distributions on the capital securities are accounted for as interest expense by the Corporation. Interest payments on the debentures and the corresponding distributions on the capital securities may be deferred at any time at the election of the Corporation for up to 20 consecutive quarterly periods (five years). The capital securities and debentures are redeemable at any time commencing after June 2010 at par. The Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the Trust.

Note 5 – Stock Issuance

On July 3, 2006 and July 28, 2006, we issued 1,000,000 and 150,000 shares, respectively, of Corporation common stock. After the issuances, there were 4,390,674 shares of common stock outstanding.

Note 6 – New Accounting Standards

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation and the Bank both adopted SFAS No. 157 on January 1, 2008 and management does not expect the adoption of this statement will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement provides the following: (i) revised guidance on when a servicing asset and servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (iv) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as off-setting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Management does not expect the adoption of this statement will have a material impact on our consolidated financial statements.

Note 7 — Fair Value Measurement

The Bank has an established process for determining fair values, in accordance with SFAS No. 157. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

•	Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty.

•	Debit valuation adjustments are necessary to reflect the credit quality of the Bank in the valuation of liabilities measured at fair value.

•

Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger- than-normal market-size risk positions.

•

Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Bank believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Valuation Hierarchy

SFAS No.157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For the three months ended March 31, 2008, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within level 2 of the valuation hierarchy.  At March 31, 2008, the Bank had no securities classified within level 3.

Liabilities

Liabilities –At March 31, 2008 the Bank had no liabilities measured at fair value on a recurring basis classified within the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
		(Level 1)	(Level 2)	(Level 3)
Federal funds sold	27	27	—	—
Securities available for sale	72,048	—	72,048	—
Total assets at fair value	$72,075	$27	$72,048	$—

Liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “forecast” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance for loan losses, business bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, loan sale transactions, tax rates, non-accrual loans, liquidity, and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 reflected a 2.20% decrease in net income and a 3.45% decrease in diluted earnings per share. The decrease in earnings resulted partially from additional expenses due to compliance with the Sarbanes-Oxley Act of 2002. Increased net interest income was partially offset by increases in non-interest expense. For the three months ended March 31, 2008, net income was $1,375, a decrease of $31 or 2.20% compared to net income of $1,406 for the same period in 2007. Diluted earnings per share decreased $0.01 per share or 3.45% for the three months ended March 31, 2008 compared to the same period in 2007. The three months ended March 31, 2008 reflected a continuation of our bank’s trend of rapid asset growth, increasing by $64,282 or 7.14% from $900,153 at December 31, 2007 to $964,435 at March 31, 2008. Net loans increased by 8.92% or $69,913 from December 31, 2007 to March 31, 2008, while total deposits increased by 5.70% or $46,496 during that same period.

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the bank holding company for Tennessee Commerce Bank (the “Bank”).  Organized in January 2000, Tennessee Commerce Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, fifteen miles south of Nashville. We also operate a loan production office in Birmingham, Alabama, which we opened in February 2006 and which is staffed with two senior lending officers.

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

We do not compete based on the traditional definition of “convenience” and currently have no plans to develop a comprehensive branch bank network.  For us, convenience is created by technology and by a free courier service for local customers which transports deposits directly from the business location to the bank.  We conduct business primarily from a single banking office with no teller line, drive-through window or extended banking hours.  We compete by providing responsive and personalized service to meet customer needs.  We provide free electronic banking and cash management tools and on-site training for business customers.  We compete for consumer business by providing superior products, attractive deposit rates, free internet banking services and access to a third-party regional ATM network.

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85% to 90% for all FDIC-insured banks at the end of the fourth quarter of 2007. At March 31, 2008, we had an earning asset ratio of 96.01%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10 million, compared to the average ratio of approximately $3.33 million assets per employee for Middle Tennessee banks at the end of the fourth quarter of 2007. At March 31, 2008, our assets per employee were $15.07 million.

In addition to our Nashville MSA focus, we have developed expertise in indirect lending that allows us to access a national market. Our indirect lending transactions are fixed-rate monthly installment loans originated through a third-party equipment vendor or financial services company. Our national market lending is divided into two programs based on loan size. In the first program, through an established network of vendors and financial service companies, we have opportunities to finance business asset secured loan transactions nationally for middle-market and investment grade companies. In the second program, a different network of vendors and financial service companies located in Tennessee, Alabama, Georgia, California and Michigan partner with us in financing smaller transactions (generally $150 or less per transaction). Both national market programs provide geographic and collateral diversity for our portfolio.

Our Market Area

The Bank’s primary market area is the Nashville MSA in Tennessee.  In Davidson County, as of June 30, 2007, there were 25 banks and no savings and loan institutions, with at least 205 offices actively engaged in banking activities, including eight major state-wide financial institutions, according to SNL Financial.  Total deposits held by banks in Davidson County as of June 30, 2007, were approximately $16.7 billion, according to SNL Financial.  In Williamson County, as of June 30, 2007, there were 22 banks and two savings and loan institutions, with at least 83 offices actively engaged in banking activities, including eight major state-wide financial institutions, according to SNL Financial.  Total deposits held by banks and savings and loan associations in Williamson County as of June 30, 2007 were approximately $4.6 billion, according to SNL Financial.  In addition, there are numerous credit unions, finance companies, and other financial services providers in the Nashville MSA.

Demographic information published by SNL Financial shows a total estimated population of 164,410 for Williamson County in 2007, which was a 29.83% increase from 126,638 in 2000. The estimated number of households in the county in 2007 was 58,965, up from 44,725 in 2000, averaging 2.79 persons per household. In 2007, the median household income was $88,854, while per capita income was $44,942.  At the end of 2007, the unemployment rate was 3.6%.

Demographic information published by SNL Financial shows an estimated population of 599,512 for Davidson County in 2007, which was a 5.2% increase over the population of 569,891 in 2000. The estimated number of households in the county in 2007 was 253,891, averaging 2.36 persons per household. In 2007, the median household income was $51,811, while per capita income was $30,129.  At the end of 2007, the unemployment rate was 4.1%.

 Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

Net Income - Net income for the three months ended March 31, 2008 was $1,375, a decrease of $31 or 2.20% compared to net income of $1,406 for the three months ended March 31, 2007.  The decrease is attributable to a 58.47% increase in non-interest expense from $2,615 for the three months ended March 31, 2007 to $4,144 for the same period in 2008. We experienced an increase of $1,529 in operating expense which was the result of our overall growth, including a $141 increase in FDIC assessment at March 31, 2008 compared to the same date in 2007, as well as an increase in personnel and general operating expenses because of our growth.

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007	% Change

Interest income	$17,486	$12,971	34.81%
Interest expense	10,024	7,386	35.72
Net interest income	7,462	5,585	33.61
Provision for loan losses	1,600	1,500	6.67
Net interest after provision for loan losses	5,862	4,085	43.50
Non-interest income	527	822	(35.89)
Non-interest expense	4,144	2,615	58.47
Net income before taxes	2,245	2,292	(2.05)
Income tax expense	870	886	(1.81)
Net income	$1,375	$1,406	(2.20)%

Provision for Loan Losses - The provision for loan losses for the three months ended March 31, 2008 was $1,600, an increase of $100, or 6.67%, above the provision of $1,500 expensed in the same period in 2007.  This increase was primarily a result of the increase in loan volume. At March 31, 2008, the loan loss reserve of $11,034 was 1.28% of gross loans of $864,948.

Non-interest Income - Non-interest income decreased by 35.89% or $295, from $822 in the quarter ended March 31, 2007 to $527 for the same period in 2008. The decrease was primarily a result of lower gains on loan sales.  The gain on loan sales was $566 and $817 for the three-month periods ended March 31, 2008 and 2007, respectively.

We earned $12 in mortgage origination fees during the three months ended March 31, 2008 compared to $24 earned during the same period in 2007, a decrease of $12 or 50.00%.  We recognized $30 on the sale of securities in the three months ended March 31, 2008 compared with $10 for the same period in 2007.

We earned $566 on loan sale transactions in the three months ended March 31, 2008, a 30.72% decrease compared to $817 during the same period in 2007. This decrease was primarily due to timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended March 31, 2008 was $4,144, an increase of $1,529 or 58.47%, over the $2,615 expensed in the same period in 2007.  Approximately 53.11% of the increase was a result of increases in personnel. At March 31, 2008, the Bank had 64 full time employees compared with 53 employees at March 31, 2007.

Net Interest Income - Net interest income for the three months ended March 31, 2008 was $7,462 compared to $5,585 for the same period in 2007, a gain of $1,877 or 33.61%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the three months ended March 31 increased by 47.38% or $265,390 from $560,168 for that period in 2007 to $825,558 for the same period in 2008. Loan growth was accompanied by an increase in average interest bearing deposits from $560,863 for the three months ended March 31, 2007 to $827,232 for the same period in 2008, an increase of $266,369 or 47.49%.

The following table outlines the components of net interest income for the three-month periods ended March 31, 2008 and 2007 and identifies the impact of changes in volume and rate:

	March 31, 2008 change from March 31, 2007 due to:
(Dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$5,334	$(1,051)	$4,283
Securities (taxable) (1)	244	25	269
Federal funds sold	8	(45)	(37)
Total interest income	5,586	(1,071)	4,515

Interest expense
Deposits (other than demand)	3,183	(665)	2,518
Federal funds purchased	23	(14)	9
Subordinated debt	116	(5)	111
Total interest expense	3,322	(684)	2,638

Net interest income	$2,264	$(387)	$1,877

(1)          Unrealized gain (loss) of $715 and $(652) is excluded from yield calculation for the three months ended March 31, 2008 and 2007, respectively.

Net Interest Margin - The net interest margin decreased from 3.62% for the three months ended March 31, 2007 to 3.30% for the same period in 2008 because of a lower average yield from the loan portfolio that was not fully offset by a decrease in our cost for deposits.  Interest income increased by $4,515 or 34.81%, from $12,971 during the three months ended March 31, 2007 to $17,486 during the same period in 2008. The increase was primarily a result of increased loan volume.  Average earning assets increased from $625,714 in the three months ended March 31, 2007 to $909,652 in the same period in 2008, an increase of $283,938 or 45.38%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $265,390 or 47.38% for the quarter ending March 31, 2008, from the same quarter in 2007.  The average yield on earning assets decreased from 8.40% in the three months ended March 31, 2007 to 7.74% in the same period in 2008. The decrease in the cost of funds, as a percentage of average balances was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between March 31, 2007 and March 31, 2008, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 279 basis points.

Interest Expense – Interest expense increased from $7,386 in the three months ended March 31, 2007 to $10,024 in the three months ended March 31, 2008. The $2,638, or 35.72%, increase in expense was a result of  increases in the volume of deposits as well as rate increases. Average interest earning liabilities increased by $276,018 or 48.38%.  The cost of funds decreased from 5.25% in the three months ended March 31, 2007 to 4.76% during the same three months in 2008, a decrease of 49 basis points.

Income Taxes - Our effective tax rate for the three months ended March 31, 2008 was 38.75% compared to 38.66% for the three months ended March 31, 2007. Management anticipates that tax rates in future periods will approximate the rates paid in 2007.

Efficiency Ratio - Our efficiency ratio for the three months ending March 31, 2008 and 2007 was 51.87% and 40.81%, respectively, an increase of 1,106 basis points. The following table reflects the calculation of the efficiency ratio:

	Threee Months Ended March 31,
(Dollars in thousands)	2008	2007
Non-interest expense	$4,144	$2,615

Net interest income	7,462	5,585
Non-interest income	527	822
Total Revenues	$7,989	$6,407

Efficiency Ratio	51.87%	40.81%

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three-month periods ended March 31, 2008 and 2007. The table is presented on a tax equivalent basis, as applicable.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$76,070	$1,033	5.51%	$58,140	$764	5.27%
Loans (2) (3)	825,558	16,382	7.98%	560,168	12,099	8.76%
Federal funds sold	8,024	71	3.56%	7,406	108	5.91%
Total interest earning assets	909,652	17,486	7.74%	625,714	12,971	8.40%

Non-interest earning assets
Cash and due from banks	4,412			5,030
Net fixed assets and equipment	1,454			1,618
Accrued interest and other assets	24,056			12,912

Total assets	$939,574			$645,274

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$827,232	$9,744	4.74%	$560,863	$7,226	5.23%
Federal funds purchased	3,939	30	3.06%	1,455	21	5.85%
Subordinated debt	15,413	250	6.52%	8,248	139	6.83%
Total interest bearing liabilities	846,584	10,024	4.76%	570,566	7,386	5.25%

Non-interest bearing liabilities
Non-interest bearing demand deposits	25,755			19,108
Other liabilities	3,269			3,453
Shareholders’ equity	63,966			52,147

Total liabilities and shareholders’ equity	$939,574			$645,274

Net Interest Spread	2.98%			3.15%

Net Interest Margin	3.30%			3.62%

(1)	Unrealized gain (loss) of $715 and $(652) is excluded from yield calculation for the three months ended March 31, 2008 and 2007, respectively.
(2)	Non-accrual loans are included in average loan balances and loan fees of $816 and $643 are included in interest income for the three months ended March 31, 2008 and 2007, respectively.
(3)	Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets - Total assets at March 31, 2008 were $964,435, an increase of $64,282, or 7.14%, over total assets of $900,153 at December 31, 2007. Loan growth was the primary reason for the increase.  At March 31, 2008, net loans equaled $853,914, up $69,913, or 8.92%, over the December 31, 2007 total net loans of $784,001. The cash and cash equivalents balance decreased by $8,805 between December 31, 2007 and March 31, 2008, as funds were used to fund loans made in the first quarter of 2008.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at March 31, 2008 were $925,989, or 96.01% of total assets of $964,435.  Earning assets at December 31, 2007 were $867,327, or 96.35% of total assets of $900,153.

Loans - We had total net loans of $853,914 at March 31, 2008. The following table sets forth the composition of our loan portfolio at March 31, 2008 and December 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Real estate
Construction	$135,151	$112,405
1 to 4 family residential	32,842	33,560
Other	154,750	143,973
Commercial, financial and agricultural	515,339	477,666
Consumer	3,844	3,966
Other	23,022	22,752

Total loans	864,948	794,322
Less: allowance for loan losses	(11,034)	(10,321)

Net loans	$853,914	$784,001

The following table sets forth the percentage composition of our loan portfolio by type at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Real estate:
Construction	15.63%	14.15%
1 to 4 family residential	3.80	4.22
Other	17.89	18.13
Commercial, financial and agricultural	59.58	60.14
Consumer	0.44	0.50
Other	2.66	2.86

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%

Direct funding	$198,547	38.53%	$193,943	40.60%
Indirect funding:
Large	147,179	28.56	130,583	27.34
Small	169,613	32.91	153,140	32.06
Total	$515,339	100.00%	$477,666	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2008 and December 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Non-accrual loans:
Number	117	130
Amount	$5,835	$6,465

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	43	44
Amount	$2,065	$1,992

Loans defined as “troubled debt restructurings”:
Number	1	1
Amount	$143	$148

As of March 31, 2008 and December 31, 2007, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.11% for the three months ended March 31, 2008 and 0.13% for the three months ended March 31, 2007. The ALL as a percentage of the outstanding loans at the end of the period was 1.28% at March 31, 2008 and 1.31% at March 31, 2007.

An analysis of our allowance for loan loss and net charge-offs is furnished in the following table for the three months ended March 31, 2008 and the same period ended March 31, 2007:

(Dollars in thousands)	March 31, 2008	March 31, 2007
Allowance for loan losses at beginning of period	$10,321	$6,968
Charge-offs:
Real estate:
Construction	150	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	742	842
Consumer	17	—
Total Charge-offs	909	842

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	22	132
Consumer	—	—
Total Recoveries	22	132

Net Charge-offs	887	710

Provision for loans charged to expense	1,600	1,500
Allowance for loan losses at end of period	$11,034	$7,758

	March 31, 2008	March 31, 2007
Net charge-offs as a percentage of average total loans outstanding during the period	0.11%	0.13%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.28%	1.31%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at March 31, 2008 was $72,048 compared to $73,753 at December 31, 2007.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 7.47% of total assets at March 31, 2008 and 8.19% of total assets at December 31, 2007.

Liabilities - We depend on a growing deposit base to fund loan and other asset growth. We compete for local deposits by offering attractive products with premium rates.  We also obtain funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and acquirers of funds to credit unions, school districts, labor unions and other organizations with excess liquidity. The process is highly efficient and the average rate is generally less than rates paid in the local market. Wholesale deposits are categorized as “Purchased time deposits” on the detail of deposits shown in the table below.

Deposits – Total deposits at March 31, 2008 were $861,549, up $46,496 or 5.70% over the December 31, 2007 total deposits of $815,053. Total average deposits during the three months ending March 31, 2008, were $852,987, an increase of $273,016, or 47.07% over the total average deposits of $579,971 during the three months ending March 31, 2007. Average non-interest bearing deposits increased by $6,647, or 34.79%, from $19,108 in the three months ending March 31, 2007, to $25,755 in the three months ending March 31, 2008.

The following table sets forth average deposit balances for the three months ended March 31, 2008 and 2007 and the average rates paid on those balances:

	Three Months Ended March 31,
	2008		2007
(Dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$25,755	—%	$19,108	—%
Interest-bearing demand deposits	6,991	1.33	6,155	3.95
Money market accounts	86,381	2.57	109,146	5.28
Savings accounts	6,012	2.69	8,186	2.71
IRA accounts	22,856	5.13	11,285	5.15
Purchased time deposits	362,832	5.09	220,514	5.25
Time deposits	342,160	4.99	205,577	5.31
Total deposits	$852,987		$579,971

(1)             Rate is annualized

Short-Term Debt – In March 2008, we borrowed $2,500 on a $10,000 line of credit with First Tennessee Bank, National Association. This line of credit expires on October 1, 2008.

Subordinated Debt - In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, the Trust I issued and sold 8,000 of the Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus a margin thereafter.

In accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” the Trust I is not consolidated. We report as liabilities the subordinated debentures issued by us and held by the Trust I.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At March 31, 2008, we had unfunded loan commitments outstanding of $136,137 and standby letters of credit and financial guarantees of $10,012. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we have available federal fund lines at March 31, 2008 totaling $33,700.

Liquidity/ Capital Resources

Liquidity - Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  We are subject to general FDIC guidelines, which do not require a minimum level of liquidity. Liquidity requirements can be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes our liquidity ratios meet the general FDIC guidelines and we have assets and borrowing capacity to provide adequate liquidity. Management does not know of any trends or demands that are reasonably likely to result in our liquidity increasing or decreasing in any material manner.

Capital Resources - Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds or a combination of those activities. In 2004, we issued equity securities increasing capital by $8,500.  In March 2005, the Trust I issued $8,000 in fixed/floating rate capital securities that meet the capital guidelines to be classified as Tier I capital, as explained below. On July 3, 2006 and July 28, 2006, we issued 1,000,000 shares and 150,000 shares, respectively, of our common stock in order to raise $19,100 in capital.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain preferred stock and qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these regulations, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, Tier I leverage ratios and its supervisory ratings.

At March 31, 2008 and December 31, 2007, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	March 31,	December 31,	for capital	well-
	2008	2007	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.56%	8.75%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	7.69%	8.09%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	8.94%	9.26%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	8.03%	8.55%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.17%	10.51%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	9.26%	9.80%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on March 31, 2008 and December 31, 2007, the Corporation and the Bank were within the “well capitalized” categories under the regulations.

Impact of Inflation and Changing Prices - The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and resulting from inflation. The impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, almost all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Like all financial institutions, we are subject to market risk from changes in interest rates. Interest rate risk is inherent in the balance sheet because of the mismatch between the maturities of rate sensitive assets and rate sensitive liabilities. If rates are rising, and the level of rate sensitive liabilities exceeds the level of rate sensitive assets, the net interest margin will be negatively impacted. Conversely, if rates are falling, and the level of rate sensitive liabilities is greater than the level of rate sensitive assets, the impact on the net interest margin will be favorable. Managing interest rate risk is further complicated by the fact that all rates do not change at the same pace, in other words, short-term rates may be rising while longer term rates remain stable. In addition, different types of rate sensitive assets and rate sensitive liabilities react differently to changes in rates.

To manage interest rate risk, we must take a position on the expected future trend of interest rates. Rates may rise, fall or remain the same. The Bank’s asset liability committee develops its view of future rate trends and strives to manage rate risk within a targeted range by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet. Our annual budget reflects the anticipated rate environment for the next twelve months. The asset liability committee conducts a quarterly analysis of the rate sensitivity position and reports its results to the Bank’s board of directors.

The asset liability committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the “gap” which is defined as the difference between the dollar amount of rate sensitive assets repricing during a period and the volume of rate sensitive liabilities repricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities, and the balance sheet is “asset sensitive.” Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is “liability sensitive.” Our internal policy requires management to maintain the gap within a range of 0.75 to 1.25.

The model measures scheduled maturities in periods of three months, four to twelve months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2008. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$27	$—	$—	$—	$—	$27

Securities
U.S. government agencies	—	37,397	—	1,534	32,770	71,701
Mortgage-backed securities	—	28	86	154	79	347
Total securities	—	37,425	86	1,688	32,849	72,048

Total loans	230,249	93,073	228,582	290,275	22,769	864,948

Total interest earning assets	230,276	130,498	228,668	291,963	55,618	937,023

Other assets	—	—	—	—	27,412	27,412

Total assets	$230,276	$130,498	$228,668	$291,963	$83,030	$964,435

Interest Bearing Liabilities
Deposits
Interest checking	$4,802	$—	$—	$1,126	$—	$5,928
Money market and savings	59,307	—	—	18,728	—	78,035
Time deposits	—	167,127	439,257	150,357	—	756,741
Total deposits	64,109	167,127	439,257	170,211	—	840,704

Federal funds purchased	16,175	—	—	—	—	16,175
Short-term debt	—	—	9,500	—	—	9,500
Subordinated debt	—	—	—	—	8,248	8,248

Total interest bearing liabilities	80,284	167,127	448,757	170,211	8,248	874,627

Other liabilities	—	—	—	—	24,879	24,879

Shareholders’ equity	—	—	—	—	64,929	64,929

Total liabilities and shareholders’ equity	$80,284	$167,127	$448,757	$170,211	$98,056	$964,435

Rate sensitive gap by period	$149,992	$(36,629)	$(220,089)	$121,752	$47,370
Cumulative Gap		$113,363	$(106,726)	$15,026	$62,396

Cumulative gap as a percentage of total assets		11,75%	(11.07)%	1.56%	6.47%

Rate sensitive assets / rate sensitive liabilities (cumulative)	2.87	1.46	0.85	1.02	1.07

From March 31, 2007 to March 31, 2008, the FOMC has decreased interest rates by 300 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At March 31, 2008, our one-year gap was 0.85.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At March 31, 2008, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At March 31, 2008, we were in compliance with this guideline.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or net interest margin will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The asset liability committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of our balance sheet and conducts a quarterly analysis of the rate sensitivity position. The results of the analysis are reported to the Bank’s board of directors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act.

Internal Control Over Financial Reporting

During the course of preparing our consolidated financial statements for the year ended December 31, 2007, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

•                  Employee Accounts – Certain transactions related to employee accounts were not appropriately processed, reviewed and approved in accordance with company policy; and

•                  Asset/Liability Management Committee – While we have an Asset/Liability Management Committee (the “ALCO”) that provides information to the our Board of Directors, no meetings of the ALCO were held during 2007.

During the first quarter ended March 31, 2008, we took the following remedial actions:

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

•                  In February 2008, the Chair of the Audit Committee of our Board of Directors was appointed Chair of the ALCO. Also in February 2008, the ALCO met, determined that the ALCO-related information provided to the Board of Directors during 2007 was accurate and complete, and ratified such information as previously provided to the Board of Directors. The ALCO has been directed to meet at least quarterly during 2008 and provide reports of those meetings to the Board of Directors.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our Annual Report on  Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 18, 2008.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.4	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(4)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005, and incorporated herein by reference.

(2)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 18, 2008, and incorporated herein by reference.

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

May 12, 2008	/s/ H. Lamar Cox
(Date)	H. Lamar Cox
Acting Chief Financial Officer