Form 10-Q
period 2008-06-30
Tennessee Commerce Bancorp, Inc.
filed 2008-08-11
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of August 06, 2008 there were 4,731,696 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(Dollars in thousands, except per share data)	June 30, 2008	December 31, 2007 (1)
ASSETS
Cash and due from financial institutions	$5,287	$5,236
Federal funds sold	909	9,573
Cash and cash equivalents	6,196	14,809
Securities available for sale	96,030	73,753
Loans	938,636	794,322
Allowance for loan losses	(11,520)	(10,321)
Net loans	927,116	784,001

Premises and equipment, net	1,453	1,413
Accrued interest receivable	6,881	5,901
Restricted equity securities	1,376	938
Deferred tax asset	436	—
Income tax receivable	—	1,886
Other assets	26,497	17,452

Total assets	$1,065,985	$900,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$21,235	$27,427
Interest-bearing	934,013	787,626
Total deposits	955,248	815,053

Federal funds purchased	8,300	2,000
Accrued interest payable	2,982	2,292
Short-term borrowings	9,500	7,000
Accrued Bonuses	499	1,700
Long-term subordinated debt	23,198	8,248
Deferred tax liabilities	—	139
Other liabilities	606	600
Total liabilities	1,000,333	837,032
Shareholders’ equity
Preferred stock, no par value. 1,000,000 shares authorized; none issued	—	—
Common stock, $0.50 par value. 10,000,000 shares authorized at June 30, 2008 and December 31, 2007; 4,731,696 and 4,724,196 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively.	2,366	2,362
Additional paid-in capital	45,150	45,024
Retained earnings	18,647	15,426
Accumulated other comprehensive income/ loss	(511)	309
Total shareholders’ equity	65,652	63,121

Total liabilities and shareholders’ equity	$1,065,985	$900,153

(1) The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands, except share data)	2008	2007	2008	2007
Interest income
Loans, including fees	$33,597	$25,985	$17,215	$13,886
Securities	2,177	1,587	1,144	823
Federal funds sold	141	251	70	143
Total interest income	35,915	27,823	18,429	14,852

Interest expense
Deposits	19,438	15,273	9,694	8,047
Other	619	319	339	159
Total interest expense	20,057	15,592	10,033	8,206

Net interest income	15,858	12,231	8,396	6,646

Provision for loan losses	3,940	3,000	2,340	1,500

Net interest income after provision for loan losses	11,918	9,231	6,056	5,146

Non-interest income
Service charges on deposit accounts	49	69	25	32
Securities gains	30	10	—	—
Gain on sale of loans	1,418	1,280	852	463
Other	(167)	73	(74)	115
Total non-interest income	1,330	1,432	803	610

Non-interest expense
Salaries and employee benefits	4,093	3,238	1,809	1,766
Occupancy and equipment	722	512	362	244
Data processing fees	534	505	249	279
Professional fees	904	492	529	254
Other	1,741	965	901	554
Total non-interest expense	7,994	5,712	3,850	3,097

Income before income taxes	5,254	4,951	3,009	2,659

Income tax expense	2,033	1,934	1,163	1,048

Net income	$3,221	$3,017	$1,846	$1,611

Earnings per share (EPS):
Basic EPS	$0.68	$0.67	$0.39	$0.36
Diluted EPS	0.66	0.63	0.38	0.34

Weighted average shares outstanding:
Basic	4,730,707	4,517,133	4,731,696	4,502,985
Diluted	4,890,911	4,818,619	4,891,111	4,788,889

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224
Comprehensive income
Net income	—	—	3,017	—	3,017
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(492)	(492)

Total comprehensive income					2,525

Exercise of stock options to purchase 43,350 common shares and related tax benefit	110	3,356	—	—	3,466

Balance at June 30, 2007	$2,336	$44,111	$11,547	$(779)	$57,215

Balance at December 31, 2007	$2,362	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	3,221	—	3,221
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(820)	(820)

Total comprehensive income					2,401

Stock-based compensation expense		40			40
Exercise of stock options to purchase 7,500 common shares and related tax benefit	4	86	—	—	90
Balance at June 30, 2008	$2,366	$45,150	$18,647	$(511)	$65,652

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities
Net income	$3,221	$3,017
Adjustments to reconcile net income to net cash provided by (used by) operating activities
Depreciation	175	167
Deferred loan fees	(242)	(261)
Stock based compensation expense	40	—
Provision for loan losses	3,940	3,000
Deferred income tax	(71)	(924)
Net amortization of investment securities	(38)	6
Gain on sales of securities	(30)	(10)
Change in:
Accrued interest receivable	(980)	(1,175)
Accrued interest payable	690	12
Other assets	(6,709)	(3,725)
Other liabilities	1,305	(947)
Net cash provided by (used by) operating activities	1,301	(840)

Cash flows from investing activities
Purchases of securities available for sale	(57,300)	(17,987)
Proceeds from sales of securities available for sale	12,271	11,275
Proceeds from maturities, prepayments and calls of securities available for sale	21,496	1,166
Net change in loans	(146,813)	(108,090)
Purchases of FHLB Stock	(438)	(305)
Net purchases of premises and equipment	(215)	(77)
Net cash used by investing activities	(170,999)	(114,018)

Cash flows from financing activities
Net change in deposits	140,195	122,818
Net change in federal funds purchased and repurchase agreements	6,300	—
Proceeds from long-term subordinated debt	14,950	—
Purchases of capital securities of unconsolidated subsidiary	(450)	—
Proceeds from exercise of common stock options	38	1,714
Excess tax benefit from option exercises	52	1,752
Net cash provided by financing activities	161,085	126,284

Net change in cash and cash equivalents	(8,613)	11,426

Cash and cash equivalents at beginning of period	14,809	13,997

Cash and cash equivalents at end of period	$6,196	$25,423

Supplemental cash flow information:
Cash paid during period for interest	$19,367	$15,580
Cash paid during period for income taxes	199	2,685

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). As of June 30, 2008, the Bank, the Trust I and the Trust II were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation and the Bank. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of June 30, 2008 and for the six- and three-month periods ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six- and three-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Basic
Net income	$3,221	$3,017	$1,846	$1,611

Weighted average common shares outstanding	4,730,707	4,517,133	4,731,696	4,502,985

Basic earnings per common share	$0.68	$0.67	$0.39	$0.36

Diluted
Net income	$3,221	$3,017	$1,846	$1,611

Weighted average common shares outstanding for basic earnings per common share	4,730,707	4,517,133	4,731,696	4,502,985
Add: Dilutive effects of assumed exercises of stock options	160,204	301,486	159,415	285,904

Average shares and dilutive potential common shares	4,890,911	4,818,619	4,891,111	4,788,889

Diluted earnings per common share	$0.66	$0.63	$0.38	$0.34

Note 3 — Stock-Based Compensation

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

The Corporation adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ending June 30, 2008 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ending June 30, 2008 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ending June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the six months ended June 30, 2008, the Corporation granted options to purchase 150,000 shares of Corporation common stock and 10,955 restricted shares of Corporation common stock and there were 160,000 non-vested options outstanding prior to that period with 40,000 forfeited. There was approximately $40,000 stock-based expense recognized for the six months ended June 30, 2008.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Stock-based awards outstanding at December 31, 2007	798,570	$13.14
Options granted	150,000	22.15
Shares of restricted stock granted	10,955	—
Options exercised	(7,500)	5.00
Options forfeited or expired	(100,000)	23.58
Stock-based awards outstanding at June 30, 2008	852,025	$13.58	5.16	$1,718
Stock-based awards outstanding and expected to vest at June 30, 2008	852,025	$13.58	5.16	$1,718
Options exercisable at June 30, 2008	621,070	$9.99	4.26	$4,006

(1)   The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $16.55 for the 852,025 options outstanding and 621,070 options exercisable at June 30, 2008.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2008	2007

Risk-free interest rate	3.27%	4.94%
Expected option life	3.5 years	3.5 years
Dividend yield	0.0%	0.0%

The Corporation granted options to purchase 150,000 shares of Corporation common stock and 10,955 restricted shares of Corporation common stock in the first six months of 2008. The options granted in 2008 had an estimated fair value of $4.45. The options granted in 2007 had an estimated fair value of $5.60. The weighted average fair value of options granted during the year was $5.16 for 2008 and $5.60 for 2007.

Note 4 — Trust Preferred Securities

In March 2005, the Trust I issued and sold 8,000 of its fixed/floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. At the same time, the Corporation issued to the Trust I $8,248,000 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The fixed/floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions subject to certain limitations.

The debentures pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. The distributions on the capital securities are accounted for as interest expense by the Corporation. Interest payments on the debentures and the corresponding distributions on the capital securities may be deferred at any time at the election of the Corporation for up to 20 consecutive quarterly periods (five years). The capital securities and debentures are redeemable at any time commencing after June 2010 at par. The Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the Trust I.

In June 2008, the Trust II issued and sold 14,500 of its floating rate capital securities, with a liquidation amount of $1,000 per capital security, in a private placement. The securities pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). At the same time, the Corporation issued to the Trust II $14.95 million of floating rate junior subordinated deferrable interest debentures due 2038. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions subject to certain limitations.

The debentures pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). The distributions on the capital securities are accounted for as interest expense by the Corporation. Interest payments on the debentures and the corresponding distributions on the capital securities may be deferred at any time at the election of the Corporation for up to 20 consecutive quarterly periods (five years). The capital securities and debentures are redeemable at any time commencing after June 2013 at par. The Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by the Trust II.

Note 5 – New Accounting Standards

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FHS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a non-recurring basis. The Corporation and the Bank both adopted SFAS No. 157 on January 1, 2008 and management does not expect the adoption of this statement will have a material impact on the Corporation’s consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement provides the following: (i) revised guidance on when a servicing asset and servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (iv) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as off-setting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Adoption of this statement has had no material impact on the Corporation’s consolidated financial statements.

Note 6 — Fair Value Measurement

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Below is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For the six months ended June 30, 2008, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within level 2 of the valuation hierarchy.  At June 30, 2008, the Bank had no securities classified within level 3.

Liabilities

Liabilities –At June 30, 2008,  the Bank had no liabilities measured at fair value on a recurring basis classified within the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Federal funds sold	909	909	—	—
Securities available for sale	96,030	—	96,030	—
Total assets at fair value	$96,939	$909	$96,030	$—

Liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “forecast” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance for loan losses, business bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, loan sale transactions, tax rates, non-accrual loans, liquidity, internal control over financial reporting and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 reflected a 14.59% increase in net income and an 11.76% increase in diluted earnings per share. The increase in earnings resulted primarily from a 26.33% increase in net interest income because of higher average loan balances. Increased net interest income was partially offset by increases in non-interest expense. For the three months ended June 30, 2008, net income was $1,846, an increase of $235 or 14.59% compared to net income of $1,611 for the same period in 2007. Diluted earnings per share increased $0.04 per share or 11.76% for the three months ended June 30, 2008 compared to the same period in 2007. The six months ended June 30, 2008 reflected a continuation of our bank’s trend of rapid asset growth, increasing by $165,832 or 18.42% from $900,153 at December 31, 2007 to $1,065,985 at June 30, 2008. Net loans increased by 18.25% or $143,115 from December 31, 2007 to June 30, 2008, while total deposits increased by 17.20% or $140,195 during that same period.

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the bank holding company for Tennessee Commerce Bank (the “Bank”).  Organized in January 2000, Tennessee Commerce Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville. We also operate three loan production offices-one in Birmingham, Alabama, and two new offices in Minneapolis, Minnesota and Atlanta, Georgia, both of which we opened in April and May 2008, respectively. Each of the two new offices is staffed with one senior lending officer.

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

We do not compete based on the traditional definition of “convenience” and currently have no plans to develop a comprehensive branch bank network.  For us, convenience is created by technology and by a free courier service for local customers which transports deposits directly from the business location to the bank.  We conduct business primarily from a single banking office with no teller line, drive-through window or extended banking hours.  We compete by providing responsive and personalized service to meet customer needs.  We provide free electronic banking and cash management tools and on-site training for business customers.  We compete for consumer business by providing superior products, attractive deposit rates, and free internet banking services and access to a third-party regional ATM network.

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97%, compared to the average of 90% to 95% for all FDIC-insured banks at the end of the first quarter of 2008. At June 30, 2008, we had an earning asset ratio of 96.07%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10,000 compared to the average ratio of approximately $3,380 assets per employee for Middle Tennessee banks at the end of the first quarter of 2008. At June 30, 2008, our assets per employee were $14,210.

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

 Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

Net Income - Net income for the three months ended June 30, 2008 was $1,846, an increase of $235 or 14.59% compared to net income of $1,611 for the three months ended June 30, 2007.  The increase is attributable to a $193 increase in non-interest income from $610 for the three months ended June 30, 2007 to $803 for the same period in 2008. We experienced an increase of $753 in operating expense which was the result of our overall growth, including a $142 increase in FDIC assessment at June 30, 2008 compared to the same date in 2007, as well as an increase in personnel and general operating expenses because of our growth.

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change

Interest income	$18,429	$14,852	24.08%
Interest expense	10,033	8,206	22.26
Net interest income	8,396	6,646	26.33
Provision for loan losses	2,340	1,500	56.00
Net interest after provision for loan losses	6,056	5,146	17.68
Non-interest income	803	610	31.64
Non-interest expense	3,850	3,097	24.31
Net income before taxes	3,009	2,659	13.16
Income tax expense	1,163	1,048	10.97
Net income	$1,846	$1,611	14.59%

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2008 was $2,340, an increase of $840, or 56.00%, above the provision of $1,500 expensed in the same period in 2007.  This increase was primarily a result of the increase in loan volume. At June 30, 2008, the loan loss reserve of $11,520 was 1.23% of gross loans of $938,636.

Non-interest Income - Non-interest income increased by 31.64% or $193, from $610 in the quarter ended June 30, 2007 to $803 for the same period in 2008. The increase was primarily a result of higher gains on loan sales.  The gain on loan sales was $852 and $463 for the three-month periods ended June 30, 2008 and 2007, respectively.

We earned $12 in mortgage origination fees during the three months ended June 30, 2008 compared to $25 earned during the same period in 2007, a decrease of $13 or 52.00%, primarily as a result of a slower market.  We recognized no gain or loss on the sale of securities in the three months ended June 30, 2008 and the same period in 2007.

We earned $852 on loan sale transactions in the three months ended June 30, 2008, an 84.02% increase compared to $463 during the same period in 2007. This increase was primarily as a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended June 30, 2008 was $3,850, an increase of $753 or 24.31%, over the $3,097 expensed in the same period in 2007.  Approximately 36.52% of the increase was a result of increases in FDIC insurance.

Net Interest Margin - The net interest margin decreased from 3.89% for the three months ended June 30, 2007 to 3.44% for the same period in 2008 because of a lower average yield from the loan portfolio that was not fully offset by a decrease in our cost for deposits.  Interest income increased by $3,577 or 24.08%, from $14,852 during the three months ended June 30, 2007 to $18,429 during the same period in 2008. The increase was primarily a result of increased loan volume.  Average earning assets increased from $684,531 in the three months ended June 30, 2007 to $983,332 in the same period in 2008, an increase of $298,801 or 43.65%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $274,263 or 44.77% for the three months ending June 30, 2008, from the same period in 2007.  The average yield on earning assets decreased from 8.70% in the three months ended June 30, 2007 to 7.54% in the same period in 2008. The decrease in the cost of funds, as a percentage of average balances was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between June 30, 2007 and June 30, 2008, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 325 basis points.

Interest Expense – Interest expense increased from $8,206 in the three months ended June 30, 2007 to $10,033 in the three months ended June 30, 2008. The $1,827, or 22.26%, increase in expense was a result of increases in the volume of deposits partially offset by a decrease in the cost of funds. Average interest earning liabilities increased by $296,630 or 47.18%.  The cost of funds decreased from 5.24% in the three months ended June 30, 2007 to 4.36% during the same three months in 2008, a decrease of 88 basis points.

Income Taxes - Our effective tax rate for the three months ended June 30, 2008 was 38.65% compared to 39.41% for the three months ended June 30, 2007. Management anticipates that tax rates in future periods will approximate the rates paid in 2008.

Efficiency Ratio - Our efficiency ratio for the three months ending June 30, 2008 and 2007 was 41.85% and 42.68%, respectively, a decrease of 83 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007
Non-interest expense	$3,850	$3,097

Net interest income	8,396	6,646
Non-interest income	803	610
Total Revenues	$9,199	$7,256

Efficiency Ratio	41.85%	42.68%

 Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007

Net Income - Net income for the six months ended June 30, 2008 was $3,221, an increase of $204 or 6.76% compared to net income of $3,017 for the six months ended June 30, 2007.  The increase is attributable to a 29.08% increase in interest income from $27,823 for the six months ended June 30, 2007 to $35,915 for the same period in 2008. We experienced an increase of $2,282 in operating expense which was the result of our overall growth, including a $283 increase in FDIC assessment at June 30, 2008 compared to the same date in 2007, as well as an increase in personnel and general operating expenses because of our growth.

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007	% Change

Interest income	$35,915	$27,823	29.08%
Interest expense	20,057	15,592	28.64
Net interest income	15,858	12,231	29.65
Provision for loan losses	3,940	3,000	31.33
Net interest after provision for loan losses	11,918	9,231	29.11
Non-interest income	1,330	1,432	(7.12)
Non-interest expense	7,994	5,712	39.95
Net income before taxes	5,254	4,951	6.12
Income tax expense	2,033	1,934	5.12
Net income	$3,221	$3,017	6.76%

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2008 was $3,940, an increase of $940, or 31.33%, above the provision of $3,000 expensed in the same period in 2007.  This increase was primarily a result of the increase in loan volume. At June 30, 2008, the loan loss reserve of $11,520 was 1.23% of gross loans of $938,636.

Non-interest Income - Non-interest income decreased by 7.12% or $102, from $1,432 in the six months ended June 30, 2007 to $1,330 for the same period in 2008. The decrease was primarily a result of repossessions.  The gain on loan sales was $1,418 and $1,280 for the six-month periods ended June 30, 2008 and 2007, respectively.

We earned $24 in mortgage origination fees during the six months ended June 30, 2008 compared to $49 earned during the same period in 2007, a decrease of $25 or 51.02%, primarily as a result of a slower market.  We recognized $30 on the sale of securities in the six months ended June 30, 2008 compared with $10 for the same period in 2007, primarily as a result of the restructuring of portfolios in response to the current economic situation.

We earned $1,418 on loan sale transactions in the six months ended June 30, 2008, a 10.78% increase compared to $1,280 during the same period in 2007. This increase was primarily a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the six months ended June 30, 2008 was $7,994, an increase of $2,282 or 39.95%, over the $5,712 expensed in the same period in 2007.  Approximately 37.47% of the increase was a result of increases in personnel. At June 30, 2008, the Bank had 75 full-time employees compared with 60 employees at June 30, 2007.

Net Interest Margin - The net interest margin decreased from 3.76% for the six months ended June 30, 2007 to 3.37% for the same period in 2008 because of a lower average yield from the loan portfolio that was not fully offset by a decrease in our cost for deposits.  Interest income increased by $8,092 or 29.08%, from $27,823 during the six months ended June 30, 2007 to $35,915 during the same period in 2008. The increase was primarily a result of increased loan volume.  Average earning assets increased from $655,285 in the six months ended June 30, 2007 to $946,492 in the same period in 2008, an increase of $291,207 or 44.44%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $269,682 or 45.98% for the six months ending June 30, 2008, from the same period in 2007.  The average yield on earning assets decreased from 8.55% in the six months ended June 30, 2007 to 7.64% in the same period in 2008. The decrease in the cost of funds, as a percentage of average balances was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between June 30, 2007 and June 30, 2008, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 325 basis points.

Interest Expense – Interest expense increased from $15,592 in the six months ended June 30, 2007 to $20,057 in the six months ended June 30, 2008. The $4,465, or 28.64%, increase in expense was a result of increases in the volume of deposits partially offset by a decrease in the cost of funds. Average interest earning liabilities increased by $286,163 or 47.71%.  The cost of funds decreased from 5.24% in the six months ended June 30, 2007 to 4.55% during the same six months in 2008, a decrease of 69 basis points.

Income Taxes – Our effective tax rate for the six months ended June 30, 2008 was 38.69% compared to 39.06% for the six months ended June 30, 2007. Management anticipates that tax rates in future periods will approximate the rates paid in 2008.

Efficiency Ratio – Our efficiency ratio for the six months ending June 30, 2008 and 2007 was 46.51% and 41.81%, respectively, an increase of 470 basis points. The following table reflects the calculation of the efficiency ratio:

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Non-interest expense	$7,994	$5,712

Net interest income	15,858	12,231
Non-interest income	1,330	1,432
Total Revenues	$17,188	$13,663

Efficiency Ratio	46.51%	41.81%

Net Interest Income – Net interest income for the six months ended June 30, 2008 was $15,858 compared to $12,231 for the same period in 2007, a gain of $3,627 or 29.65%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the six months ended June 30, 2008 increased by 45.98% or $269,682 from $586,501 for that period in 2007 to $856,183 for the same period in 2008. Loan growth was accompanied by an increase in average interest-bearing deposits from $590,119 for the six months ended June 30, 2007, to $862,419 for the same period in 2008, an increase of $272,300 or 46.14%.

The following table outlines the components of net interest income for the six-month periods ended June 30, 2008 and 2007 and identifies the impact of changes in volume and rate:

	June 30, 2008 change from June 30, 2007 due to:
(Dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$10,854	$(3,242)	$7,612
Securities (taxable) (1)	556	34	590
Federal funds sold	39	(149)	(110)
Total interest income	11,449	(3,357)	8,092

Interest expense
Deposits (other than demand)	6,336	(2,171)	4,165
Federal funds purchased	78	(28)	50
Subordinated debt	281	(31)	250
Total interest expense	6,695	(2,230)	4,465

Net interest income	$4,754	$(1,127)	$3,627

(1)  Unrealized gain of $661 and $579 is excluded from yield calculation for the six months ended June 30, 2008 and 2007, respectively.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six-month periods ended June 30, 2008 and 2007. The table is presented on a tax equivalent basis, as applicable.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$79,270	$2,177	5.57%	$59,423	$1,587	5.33%
Loans (2) (3)	856,183	33,597	7.89%	586,501	25,985	8.93%
Federal funds sold	11,039	141	2.57%	9,361	251	5.41%
Total interest earning assets	946,492	35,915	7.64%	655,285	27,823	8.55%

Non-interest earning assets
Cash and due from banks	3,448			5,529
Net fixed assets and equipment	1,458			1,593
Accrued interest and other assets	27,200			14,183

Total assets	$978,598			$676,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$862,419	$19,438	4.53%	$590,119	$15,273	5.22%
Federal funds purchased	6,084	91	3.01%	1,430	41	5.78%
Subordinated debt	17,457	528	6.08%	8,248	278	6.80%
Total interest-bearing liabilities	885,960	20,057	4.55%	599,797	15,592	5.24%

Non-interest bearing liabilities
Non-interest bearing demand deposits	24,143			19,957
Other liabilities	3,922			3,159
Shareholders’ equity	64,573			53,677

Total liabilities and shareholders’ equity	$978,598			$676,590

Net interest spread	3.09%			3.31%

Net interest margin	3.37%			3.76%

(1)	Unrealized losses of $661 and $579 are excluded from yield calculation for the six months ended June 30, 2008 and 2007, respectively.
(2)	Non-accrual loans are included in average loan balances, and loan fees of $2,070 and $1,928 are included in interest income for the six months ended June 30, 2008 and 2007, respectively.
(3)	Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets – Total assets at June 30, 2008 were $1,065,985, an increase of $165,832, or 18.42%, over total assets of $900,153 at December 31, 2007. Loan growth was the primary reason for the increase.  At June 30, 2008, net loans equaled $927,116, up $143,115, or 18.25%, over the December 31, 2007 total net loans of $784,001. The cash and cash equivalents balance decreased by $8,613 between December 31, 2007 and June 30, 2008, as funds were used to fund loans made in the first two quarters of 2008.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at June 30, 2008 were $1,024,055 or 96.07% of total assets of $1,065,985.  Earning assets at December 31, 2007 were $867,327, or 96.35% of total assets of $900,153.

Loans – We had total net loans of $927,116 at June 30, 2008. The following table sets forth the composition of our loan portfolio at June 30, 2008 and December 31, 2007:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Real estate
Construction	$152,075	$112,405
1 to 4 family residential	34,165	33,560
Other	153,770	143,973
Commercial, financial and agricultural	556,056	477,666
Consumer	3,375	3,966
Other	39,195	22,752

Total loans	938,636	794,322
Less: allowance for loan losses	(11,520)	(10,321)

Net loans	$927,116	$784,001

The following table sets forth the percentage composition of our loan portfolio by type at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Real estate:
Construction	16.20%	14.15%
1 to 4 family residential	3.64	4.22
Other	16.38	18.13
Commercial, financial and agricultural	59.24	60.14
Consumer	0.36	0.50
Other	4.18	2.86

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%

Direct funding	$208,795	37.55%	$193,943	40.60%
Indirect funding:
Large	161,942	29.12	130,583	27.34
Small	185,319	33.33	153,140	32.06
Total	$556,056	100.00%	$477,666	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2008 and December 31, 2007:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Non-accrual loans:
Number	115	130
Amount	$5,566	$6,465

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	59	44
Amount	$3,245	$1,992

Loans defined as “troubled debt restructurings”:
Number	9	1
Amount	$3,633	$148

As of June 30, 2008 and December 31, 2007, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. During the six months ended June 30, 2008, non-performing loans increased as a result of the restructuring of three credits in a total amount of $3,500.

Allowance for Loan Losses – The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with generally accepted accounting principles, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.32% for the six months ended June 30, 2008, and 0.23% for the six months ended June 30, 2007. The ALL as a percentage of the outstanding loans at the end of the period was 1.23% at June 30, 2008, and 1.32% at June 30, 2007.

An analysis of our allowance for loan loss and net charge-offs is furnished in the following table for the six months ended June 30, 2008 and the same period ended June 30, 2007:

(Dollars in thousands)	June 30, 2008	June 30, 2007
Allowance for loan losses at beginning of period	$10,321	$6,968
Charge-offs:
Real estate:
Construction	150	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	2,548	1,516
Consumer	77	11
Total Charge-offs	2,775	1,527

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	33	178
Consumer	1	—
Total Recoveries	34	178

Net Charge-offs	2,741	1,349

Provision for loans charged to expense	3,940	3,000
Allowance for loan losses at end of period	$11,520	$8,619

	June 30, 2008	June 30, 2007
Net charge-offs as a percentage of average total loans outstanding during the period	0.32%	0.23%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.23%	1.32%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities – The securities portfolio at June 30, 2008 was $96,030 compared to $73,753 at December 31, 2007.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 9.01% of total assets at June 30, 2008 and 8.19% of total assets at December 31, 2007.

Liabilities – We depend on a growing deposit base to fund loan and other asset growth. We compete for local deposits by offering attractive products with premium rates.  We also obtain funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and acquirers of funds to credit unions, school districts, labor unions and other organizations with excess liquidity. The process is highly efficient and the average rate is generally less than rates paid in the local market. Wholesale deposits are categorized as “Purchased time deposits” on the detail of deposits shown in the table below.

Deposits – Total deposits at June 30, 2008 were $955,248, up $140,195 or 17.20% over the December 31, 2007 total deposits of $815,053. Total average deposits during the six months ending June 30, 2008, were $886,562, an increase of $276,486, or 45.32% over the total average deposits of $610,076 during the six months ending June 30, 2007. Average non-interest bearing deposits increased by $4,186, or 20.98%, from $19,957 in the six months ending June 30, 2007, to $24,143 in the six months ending June 30, 2008.

The following table sets forth average deposit balances for the six months ended June 30, 2008 and 2007 and the average rates paid on those balances:

	Six Months Ended June 30,
	2008		2007
(Dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$24,143	—%	$19,957	—%
Interest-bearing demand deposits	7,100	1.00	6,316	3.85
Money market accounts	74,833	2.38	114,915	5.21
Savings accounts	6,379	2.69	7,777	2.70
IRA accounts	23,212	4.97	13,221	5.18
Purchased time deposits	398,029	4.82	224,472	5.25
Time deposits	352,866	4.74	223,418	5.32
Total deposits	$886,562		$610,076

(1)    Rate is annualized

Short-Term Debt – We have a $10,000 line of credit with First Tennessee Bank, National Association. The outstanding principal balance on this line of credit at June 30, 2008 was $9,500, and this line of credit expires on October 1, 2008.

Subordinated Debt – In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, the Trust I issued and sold 8,000 of the Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus a margin thereafter.

In April 2008, we formed a financing subsidiary, Tennessee Commerce Statutory Trust II, a Delaware statutory trust, or the Trust II. In June 2008, the Trust II issued and sold 14,500 of the Trust II’s floating rate capital securities, with a liquidation amount of $1 per capital security, in a private placement. At the same time, we issued to Trust II $14,950 of floating rate junior subordinated deferrable interest debentures due 2038. The debentures pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%).

In accordance with FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” neither the Trust I nor the Trust II is consolidated. We report as liabilities the subordinated debentures issued by us and held by the Trust I and Trust II.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At June 30, 2008, we had unfunded loan commitments outstanding of $154,104 and standby letters of credit and financial guarantees of $12,916. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we have available federal fund lines at June 30, 2008 totaling $33,700.

Liquidity/ Capital Resources

Liquidity – Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  We are subject to general FDIC guidelines, which do not require a minimum level of liquidity. Liquidity requirements can be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes our liquidity ratios meet the general FDIC guidelines and we have assets and borrowing capacity to provide adequate liquidity. Management does not know of any trends or demands that are reasonably likely to result in our liquidity increasing or decreasing in any material manner.

Capital Resources – Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds or a combination of those activities. In June 2008, the Trust II issued and sold $14,500 of capital securities in a private placement.

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

At June 30, 2008 and December 31, 2007, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	June 30,	December 31,	for capital	well-
	2008	2007	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.83%	8.75%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.71%	8.09%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.14%	9.26%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	9.01%	8.55%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.31%	10.51%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	10.18%	9.80%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on June 30, 2008 and December 31, 2007, we and the Bank were within the “well capitalized” categories under the regulations.

Impact of Inflation and Changing Prices – The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and resulting from inflation. The impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, almost all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2008. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$909	$—	$—	$—	$—	$909

Securities
U.S. government agencies	—	47,384	504	1,222	46,600	95,710
Mortgage-backed securities	—	23	72	146	79	320
Total securities	—	47,407	576	1,368	46,679	96,030

Total loans	247,420	109,116	237,967	311,173	32,960	938,636

Total interest-earning assets	248,329	156,523	238,543	312,541	76,639	1,035,575

Other assets	—	—	—	—	30,410	30,410

Total assets	$248,329	$156,523	$238,543	$312,541	$110,049	$1,065,985

Interest-bearing liabilities
Deposits
Interest checking	$3,091	$—	$—	$2,970	$—	$6,061
Money market and savings	39,855	—	—	27,696	—	67,551
Time deposits	—	195,344	505,512	159,545	—	860,401
Total deposits	42,946	195,344	505,512	190,211	—	934,013

Federal funds purchased	8,300	—	—	—	—	8,300
Short-term debt	—	9,500	—	—	—	9,500
Subordinated debt	—	—	—	—	23,198	23,198

Total interest-bearing liabilities	51,246	204,844	505,512	190,211	23,198	975,011

Other liabilities	—	—	—	—	25,322	25,322

Shareholders’ equity	—	—	—	—	65,652	65,652

Total liabilities and shareholders’ equity	$51,246	$204,844	$505,512	$190,211	$114,172	$1,065,985

Rate sensitive gap by period	$197,083	$(48,321)	$(266,969)	$122,330	$56,441
Cumulative gap		$148,762	$(118,207)	$4,123	$60,564

Cumulative gap as a percentage of total assets		13.96%	(11.09)%	0.39%	5.68%

Rate sensitive assets / rate sensitive liabilities (cumulative)	4.85	1.58	0.84	1.00	1.06

From June 30, 2007 to June 30, 2008, the FOMC decreased interest rates by 325 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At June 30, 2008, our one-year gap was 0.84.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At June 30, 2008, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At June 30, 2008, we were in compliance with this guideline.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 18, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders (the “Annual Meeting”) of Tennessee Commerce Bancorp, Inc. (the “Corporation”) was held June 24, 2008.  The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 – Election of Class II Directors

The following directors were elected to serve as Class II directors until their respective successors are elected and qualified

	Votes
	For	Withheld	Abstained
Paul W. Dierksen	3,371,288	30,550	—
Dennis L. Grimaud	3,371,288	30,550	—
Michael R. Sapp	3,341,486	60,352	—

The following directors continued in office following the Annual Meeting and they will serve until the annual meeting of shareholders in the years indicated or until their respective successors are elected and qualified:

Term Expires
H. Lamar Cox	2010
Arthur F. Helf	2009
William W. McInnes	2009
Thomas R. Miller	2010
Darrel E. Reifschneider	2010
Paul A. Thomas	2009

Proposal 2 – Ratification of the appointment of KraftCPA’s, PLLC as the Corporation’s independent accountants and auditors for the fiscal year 2008

	Votes		Broker
For	Against	Abstain	Non-Votes
3,369,948	28,890	3,000	—

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.4	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(6)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form-8-K, as filed with the Securities and Exchange Commission on June 23, 2008, and incorporated herein by reference.

(6)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form-8-K/A, as filed with the Securities and Exchange Commission on June 30, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce
Bancorp, Inc.
(Registrant)

August 11, 2008	/s/ H. Lamar Cox
(Date)	H. Lamar Cox
Acting Chief Financial Officer