Form 10-K/A
period 2007-12-31
Tennessee Commerce Bancorp, Inc.
filed 2008-09-02
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This amendment (“Amendment”) to the annual report of Tennessee Commerce Bancorp, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 18, 2008 (the “Original Filing”), is being filed solely to include the signature of the Company’s principal financial and accounting officer that was inadvertently omitted from the signature page of the Original Filing. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.  Except as described above, all other information included in the Original Filing remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Arthur F. Helf
Arthur F. Helf, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: September 2, 2008

By:	/s/ Lamar Cox
H. Lamar Cox, Chief Administrative Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)
Date: September 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ Lamar Cox	By:
	H. Lamar Cox		Paul W. Dierksen
Date:	September 2, 2008	Date:

By:		By:	/s/ Arthur F. Helf
	Dennis L. Grimaud		Arthur F. Helf
Date:		Date:	September 2, 2008

By:		By:	/s/ Thomas R. Miller
	William W. McInnes		Thomas R. Miller
Date:		Date:	September 2, 2008

By:	/s/ Darrel Reifschneider	By:	/s/ Michael R. Sapp
	Darrel Reifschneider		Michael R. Sapp
Date:	September 2, 2008	Date:	September 2, 2008

By:	/s/ Paul A. Thomas, M.D.
Dr. Paul A. Thomas
Date:	September 2, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002