Form 10-Q
period 2008-09-30
Tennessee Commerce Bancorp, Inc.
filed 2008-11-10
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐  No  ☒

As of November 06, 2008 there were 4,731,696 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3

	Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2008 and 2007 and for the Three Months Ended September 30, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	31

Part II	Other Information	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

Signatures		33

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(Dollars in thousands, except per share data)	September 30, 2008	December 31, 2007 (1)
ASSETS
Cash and due from financial institutions	$5,251	$5,236
Federal funds sold	—	9,573
Cash and cash equivalents	5,251	14,809
Securities available for sale	76,651	73,753
Loans	997,839	794,322
Allowance for loan losses	(12,191)	(10,321)
Net loans	985,648	784,001

Premises and equipment, net	2,433	1,413
Accrued interest receivable	7,632	5,901
Restricted equity securities	1,376	938
Income tax receivable	—	1,886
Other assets	27,067	17,452

Total assets	$1,106,058	$900,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$30,573	$27,427
Interest-bearing	958,091	787,626
Total deposits	988,664	815,053

Federal funds purchased	10,985	2,000
Accrued interest payable	3,099	2,292
Short-term borrowings	10,000	7,000
Accrued bonuses	496	1,700
Long-term subordinated debt	23,198	8,248
Deferred tax liabilities	770	139
Other liabilities	1,494	600
Total liabilities	1,038,706	837,032
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.50 par value, 10,000,000 shares authorized at September 30, 2008 and December 31, 2007; 4,731,696 and 4,724,196 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively.	2,366	2,362
Additional paid-in capital	45,265	45,024
Retained earnings	20,533	15,426
Accumulated other comprehensive income/(loss)	(812)	309
Total shareholders’ equity	67,352	63,121

Total liabilities and shareholders’ equity	$1,106,058	$900,153

(1) The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income
Loans, including fees	$52,125	$41,252	$18,528	$15,267
Securities	3,398	2,507	1,221	920
Federal funds sold	148	435	7	184
Total interest income	55,671	44,194	19,756	16,371

Interest expense
Deposits	29,340	24,411	9,902	9,138
Other	1,199	462	580	143
Total interest expense	30,539	24,873	10,482	9,281

Net interest income	25,132	19,321	9,274	7,090

Provision for loan losses	5,790	4,300	1,850	1,300

Net interest income after provision for loan losses	19,342	15,021	7,424	5,790

Non-interest income
Service charges on deposit accounts	89	98	40	30
Securities gains (losses)	(67)	10	(97)	—
Gain on sale of loans	1,419	1,827	1	547
Other	(13)	71	154	(3)
Total non-interest income	1,428	2,006	98	574

Non-interest expense
Salaries and employee benefits	6,151	5,363	2,058	2,125
Occupancy and equipment	1,037	799	315	287
Data processing fees	910	729	376	224
Professional fees	1,531	543	627	51
Other	2,811	1,749	1,070	784
Total non-interest expense	12,440	9,183	4,446	3,471

Income before income taxes	8,330	7,844	3,076	2,893

Income tax expense	3,223	3,050	1,190	1,116

Net income	$5,107	$4,794	$1,886	$1,777

Earnings per share (EPS):
Basic EPS	$1.08	$1.05	$0.40	$0.38
Diluted EPS	$1.05	$0.99	$0.39	$0.36

Weighted average shares outstanding:
Basic	4,731,039	4,578,930	4,731,696	4,700,509
Diluted	4,878,150	4,857,681	4,851,831	4,979,260

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	$2,226	$40,755	$8,530	$(287)	$51,224
Comprehensive income
Net income	—	—	4,794	—	4,794
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	79	79

Total comprehensive income					4,873

Exercise of stock options to purchase 255,522 common shares and related tax benefit	128	3,844	—	—	3,972
Stock-based compensation expense	—	124	—	—	124

Section 16 profit reimbursement	—	15	—	—	15
Balance at September 30, 2007	$2,354	$44,738	$13,324	$(208)	$60,208

Balance at December 31, 2007	$2,362	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	5,107	—	5,107
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period	—	—	—	(1,121)	(1,121)

Total comprehensive income					3,986

Stock-based compensation expense		155			155
Exercise of stock options to purchase 7,500 common shares and related tax benefit	4	86	—	—	90
Balance at September 30, 2008	$2,366	$45,265	$20,533	$(812)	$67,352

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities
Net income	$5,107	$4,794
Adjustments to reconcile net income to net cash provided by (used by) operating activities
Depreciation	295	250
Deferred loan fees	(295)	(563)
Stock-based compensation expense	155	124
Provision for loan losses	5,790	4,300
Deferred income tax	1,319	(1,506)
Net amortization of investment securities	(45)	11
(Gain) loss on sales of securities	67	(10)
Change in:
Accrued interest receivable	(1,731)	(2,256)
Accrued interest payable	807	268
Other assets	(7,279)	(5,887)
Other liabilities	2,690	1,702
Net cash provided by operating activities	6,880	1,227

Cash flows from investing activities
Purchases of securities available for sale	(63,137)	(24,434)
Proceeds from sales of securities available for sale	32,903	11,275
Proceeds from maturities, prepayments and calls of securities available for sale	25,505	1,488
Net change in loans	(207,142)	(195,092)
Purchases of FHLB stock	(438)	(305)
Net purchases of premises and equipment	(1,315)	(87)
Net cash used by investing activities	(213,624)	(207,155)

Cash flows from financing activities
Net change in deposits	173,611	205,723
Net change in federal funds purchased and repurchase agreements	8,985	—
Proceeds from long-term subordinated debt	14,950	—
Purchases of capital securities of unconsolidated subsidiary	(450)	—
Proceeds from exercise of common stock options	38	2,002
Excess tax benefit from option exercises	52	1,970
Section 16 profit reimbursement	—	15
Net cash provided by financing activities	197,186	209,710

Net change in cash and cash equivalents	(9,558)	3,782

Cash and cash equivalents at beginning of period	14,809	13,997

Cash and cash equivalents at end of period	$5,251	$17,779

Supplemental cash flow information:
Cash paid during period for interest	$29,732	$24,605
Cash paid during period for income taxes	$228	$4,175

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services. As of September 30, 2008, the Bank, the Trust I, the Trust II and TCB Commercial Assets Services were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB Commercial Assets Services. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of September 30, 2008 and for the nine- and three-month periods ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine- and three-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Basic
Net income	$5,107	$4,794	$1,886	$1,777

Weighted average common shares outstanding	4,731,039	4,578,930	4,731,696	4,700,509

Basic earnings per common share	$1.08	$1.05	$0.40	$0.38

Diluted
Net income	$5,107	$4,794	$1,886	$1,777

Weighted average common shares outstanding for basic earnings per common share	4,731,039	4,578,930	4,731,696	4,700,509
Add: Dilutive effects of assumed exercises of stock options	147,111	278,751	120,135	278,751

Average shares and dilutive potential common shares	4,878,150	4,857,681	4,851,831	4,979,260

Diluted earnings per common share	$1.05	$0.99	$0.39	$0.36

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

The Corporation adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ended September 30, 2008 reflect the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended September 30, 2008 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the nine months ended September 30, 2008, the Corporation granted options to purchase 150,000 shares of Corporation common stock and 10,955 restricted shares of Corporation common stock and there were 160,000 non-vested options outstanding prior to that period with 40,000 forfeited. There was $155 stock-based expense recognized for the nine months ended September 30, 2008.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

	Number	Weighted Average Exercise Price	Weighted Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (000’s)
Stock-based awards outstanding at December 31, 2007	798,570	$13.14
Options granted	150,000	22.15
Shares of restricted stock granted	10,955	—
Options exercised	(7,500)	5.00
Options forfeited or expired	(100,000)	23.58
Stock-based awards outstanding at September 30, 2008	852,025	$13.58	4.90	$395
Stock-based awards outstanding and expected to vest at September 30, 2008	852,025	$13.58	4.90	$395
Options exercisable at September 30, 2008	621,070	$9.99	4.01	$2,522

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $14.05 for the 852,025 options outstanding and 621,070 options exercisable at September 30, 2008.

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2008	2007

Risk-free interest rate	3.27%	4.94%
Expected option life	3.5 years	3.5 years
Dividend yield	0.0%	0.0%

The Corporation granted options to purchase 150,000 shares of Corporation common stock and 10,955 restricted shares of Corporation common stock in the first nine months of 2008. The options granted in 2008 had an estimated fair value of $4.45. The options granted in 2007 had an estimated fair value of $5.75. The weighted average fair value of options granted during the year was $4.45 for 2008 and $5.75 for 2007.

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

Note 5 – New Accounting Standards

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a non-recurring basis. The Corporation and the Bank both adopted SFAS No. 157 on January 1, 2008 and the adoption did not have a material impact on the financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement provides the following: (i) revised guidance on when a servicing asset and servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (iv) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as off-setting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on the financial statements.

Note 6 — Fair Value Measurement

The Bank has an established process for determining fair values, in accordance with SFAS No. 157. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

•	Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty;

•	Debit valuation adjustments are necessary to reflect the credit quality of the Bank in the valuation of liabilities measured at fair value;

•

Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger- than-normal market-size risk positions; and

•

Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters – that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

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

Assets

Securities - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For the nine months ended September 30, 2008, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within level 2 of the valuation hierarchy.  At September 30, 2008, the Bank had no securities classified within level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At September 30, 2008, the Bank had servicing assets measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions – credit losses and discount rates commensurate with the risks involved. At September 30, 2008, the Bank had interest-only strips measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Impaired Loans – A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At September 30, 2008, the Bank had impaired loans measured on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within level 3 of the valuation hierarchy. At September 30, 2008, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy

Liabilities

Recourse Obligations - The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At September 30, 2008, the Bank had recourse obligations measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	76,651	—	76,651	—
Servicing assets	161	—	—	161
Interest-only strips	3,505	—	—	3,505
Total assets at fair value	$80,317	$—	$76,651	$3,666

Recourse obligations	319	—	—	319
Total liabilities at fair value	$319	$—	$—	$319

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	9,834	—	—	9,834
Other Assets	12,221	—	—	12,221

Total assets at fair value	$22,055	$—	$—	$22,055

Liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

Changes in level 3 fair value measurements

     The table below includes a roll-forward of the balance sheet amounts for the second quarter of 2008 (including the change in fair value) for financial instruments classified by the Bank within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine months ended September 30, 2008 (in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$3,564	$319
Total realized and unrealized gains/losses included in income	(2,225)	—
Purchases, issuances and settlements, net	2,328	—
Transfers in and/or out of level 3	—	—
Fair value, September 30, 2008	$3,666	$319
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2008	$2,238	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “forecast” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance for loan losses, business bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, loan sale transactions, tax rates, liquidity, inflation,  internal control over financial reporting and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 reflected a 6.13% increase in net income and an 8.33% increase in diluted earnings per share. The increase in earnings resulted primarily from a 30.80% increase in net interest income because of higher average loan balances. Increased net interest income was partially offset by increases in non-interest expense. For the three months ended September 30, 2008, net income was $1,886, an increase of $109 or 6.13% compared to net income of $1,777 for the same period in 2007. Diluted earnings per share increased $0.03 per share or 8.33% for the three months ended September 30, 2008 compared to the same period in 2007. The nine months ended September 30, 2008 reflected a continuation of our bank’s trend of rapid asset growth, increasing by $205,905 or 22.87% from $900,153 at December 31, 2007 to $1,106,058 at September 30, 2008. Net loans increased by 25.72% or $201,647 from December 31, 2007 to September 30, 2008, while total deposits increased by 21.30% or $173,611 during that same period.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97%, compared to the average of 85% to 95% for all FDIC-insured banks at the end of the second quarter of 2008. At September 30, 2008, we had an earning asset ratio of 96.04%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10,000 compared to the average ratio of approximately $4,341 assets per employee for Tennessee banks at the end of the third quarter of 2008. At September 30, 2008, our assets per employee were $13,826.

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

 Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

Net Income - Net income for the three months ended September 30, 2008 was $1,886, an increase of $109 or 6.13% compared to net income of $1,777 for the three months ended September 30, 2007.  The increase is attributable to a $3,385 increase in interest income from $16,371 for the three months ended September 30, 2007 to $19,756 for the same period in 2008. We experienced an increase of $975 in operating expense which was the result of our overall growth, including a $48 increase in FDIC assessment at September 30, 2008 compared to the same date in 2007, as well as an increase in personnel and general operating expenses because of our growth.

	Three Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change

Interest income	$19,756	$16,371	20.68%
Interest expense	10,482	9,281	12.94
Net interest income	9,274	7,090	30.80
Provision for loan losses	1,850	1,300	42.31
Net interest after provision for loan losses	7,424	5,790	28.22
Non-interest income	98	574	(82.93)
Non-interest expense	4,446	3,471	28.09
Net income before taxes	3,076	2,893	6.33
Income tax expense	1,190	1,116	6.63
Net income	$1,886	$1,777	6.13%

Provision for Loan Losses - The provision for loan losses for the three months ended September 30, 2008 was $1,850, an increase of $550, or 42.31%, above the provision of $1,300 expensed in the same period in 2007.  This increase was primarily a result of the increase in loan volume. At September 30, 2008, the loan loss reserve of $12,191 was 1.22% of gross loans of $997,839.

Non-interest Income - Non-interest income decreased by 82.93% or $476, from $574 in the quarter ended September 30, 2007 to $98 for the same period in 2008. The decrease was primarily a result of lower gains on loan sales due to the freeze in the financial markets significantly reducing loan sales to other banks. The gain on loan sales was $1 and $547 for the three-month periods ended September 30, 2008 and 2007, respectively.

We earned $4 in mortgage origination fees during the three months ended September 30, 2008 compared to $20 earned during the same period in 2007, a decrease of $16 or 80.00%, primarily as a result of a slower market.  We recognized a $97 loss on the sale of securities in the three months ended September 30, 2008 and no gain or loss in the same period in 2007.

We earned $1 on loan sale transactions in the three months ended September 30, 2008, a 99.82% decrease compared to $547 during the same period in 2007. This decrease was primarily as a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended September 30, 2008 was $4,446, an increase of $975 or 28.09%, over the $3,471 expensed in the same period in 2007.  The increase is mainly attributable to the increase in professional fees (audit, legal, and accounting).

Net Interest Margin - The net interest margin decreased from 3.67% for the three months ended September 30, 2007 to 3.46% for the same period in 2008 because of a lower average yield from the loan portfolio that was not fully offset by a decrease in our cost for deposits.  Interest income increased by $3,385 or 20.68%, from $16,371 during the three months ended September 30, 2007 to $19,756 during the same period in 2008. The increase was primarily a result of increased loan volume.  Average earning assets increased from $764,886 in the three months ended September 30, 2007 to $1,064,396 in the same period in 2008, an increase of $299,510 or 39.16%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $289,806 or 42.27% for the three months ended September 30, 2008, from the same period in 2007.  The average yield on earning assets decreased from 8.48% in the three months ended September 30, 2007 to 7.37% in the same period in 2008. The decrease in the cost of funds, as a percentage of average balances was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between September 30, 2007 and September 30, 2008, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 275 basis points.

Interest Expense – Interest expense increased from $9,281 in the three months ended September 30, 2007 to $10,482 in the three months ended September 30, 2008. The $1,201, or 12.94%, increase in expense was a result of increases in the volume of deposits partially offset by a decrease in the cost of funds. Average interest earning liabilities increased by $303,015 or 42.87%.  The cost of funds decreased from 5.07% in the three months ended September 30, 2007 to 4.04% during the same three months in 2008, a decrease of 103 basis points.

Income Taxes - Our effective tax rate for the three months ended September 30, 2008 was 38.69% compared to 38.58% for the three months ended September 30, 2007. Management anticipates that tax rates in future periods will approximate the rates paid in 2008.

Efficiency Ratio - Our efficiency ratio for the three months ended September 30, 2008 and 2007 was 47.44% and 45.29%, respectively, an increase of 215 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended September 30,
(Dollars in thousands)	2008	2007
Non-interest expense	$4,446	$3,471

Net interest income	9,274	7,090
Non-interest income	98	574
Total Revenues	$9,372	$7,664

Efficiency Ratio	47.44%	45.29%

Net Interest Income – Net interest income for the three months ended September 30, 2008 was $9,274 compared to $7,090 for the same period in 2007, an increase of $2,184 or 30.80%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the three months ended September 30, 2008 increased by 42.27% or $289,806 from $685,681 for that period in 2007 to $975,487 for the same period in 2008. Loan growth was accompanied by an increase in average interest-bearing deposits from $706,875 for the three months ended September 30, 2007, to $1,009,890 for the same period in 2008, an increase of $303,015 or 42.87%.

 Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007

Net Income - Net income for the nine months ended September 30, 2008 was $5,107, an increase of $313 or 6.53% compared to net income of $4,794 for the nine months ended September 30, 2007.  The increase is attributable to a 25.97% increase in interest income from $44,194 for the nine months ended September 30, 2007 to $55,671 for the same period in 2008. We experienced an increase of $3,257 in operating expense which was the result of our overall growth, including a $331 increase in FDIC assessment at September 30, 2008 compared to the same date in 2007, as well as an increase in personnel and general operating expenses because of our growth.

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	% Change

Interest income	$55,671	$44,194	25.97%
Interest expense	30,539	24,873	22.78
Net interest income	25,132	19,321	30.08
Provision for loan losses	5,790	4,300	34.65
Net interest after provision for loan losses	19,342	15,021	28.77
Non-interest income	1,428	2,006	(28.81)
Non-interest expense	12,440	9,183	35.47
Net income before taxes	8,330	7,844	6.20
Income tax expense	3,223	3,050	5.67
Net income	$5,107	$4,794	6.53%

Provision for Loan Losses - The provision for loan losses for the nine months ended September 30, 2008 was $5,790, an increase of $1,490, or 34.65%, above the provision of $4,300 expensed in the same period in 2007.  This increase was primarily a result of the increase in loan volume. At September 30, 2008, the loan loss reserve of $12,191 was 1.22% of gross loans of $997,839.

Non-interest Income - Non-interest income decreased by 28.81% or $578, from $2,006 in the nine months ended September 30, 2007 to $1,428 for the same period in 2008. The decrease was primarily a result of repossessions in the transportation sector.  The gain on loan sales was $1,419 and $1,827 for the nine-month periods ended September 30, 2008 and 2007, respectively.

We earned $28 in mortgage origination fees during the nine months ended September 30, 2008 compared to $69 earned during the same period in 2007, a decrease of $41 or 59.42%, primarily as a result of a slower market.  We lost $67 on the sale of securities in the nine months ended September 30, 2008 compared with a gain of $10 for the same period in 2007, primarily as a result of the restructuring of portfolios in response to the current economic situation.

We earned $1,419 on loan sale transactions in the nine months ended September 30, 2008, a 22.33% decrease compared to $1,827 during the same period in 2007. This decrease was primarily a result of the freeze in the financial markets, slowing loan sales to other banks. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the nine months ended September 30, 2008 was $12,440, an increase of $3,257 or 35.47%, over the $9,183 expensed in the same period in 2007.  Approximately 24.19% of the increase was a result of increases in personnel. At September 30, 2008, the Bank had 80 full-time employees compared with 61 full-time employees at September 30, 2007.

Net Interest Margin - The net interest margin decreased from 3.73% for the nine months ended September 30, 2007 to 3.40% for the same period in 2008 because of a lower average yield from the loan portfolio that was not fully offset by a decrease in our cost for deposits.  Interest income increased by $11,477 or 25.97%, from $44,194 during the nine months ended September 30, 2007 to $55,671 during the same period in 2008. The increase was primarily a result of increased loan volume.  Average earning assets increased from $692,219 in the nine months ended September 30, 2007 to $986,080 in the same period in 2008, an increase of $293,861 or 42.45%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $276,317 or 44.57% for the nine months ended September 30, 2008, from the same period in 2007.  The average yield on earning assets decreased from 8.53% in the nine months ended September 30, 2007 to 7.54% in the same period in 2008. The decrease in the cost of funds, as a percentage of average balances was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between September 30, 2007 and September 30, 2008, FOMC lowered the federal funds rate by 275 basis points.

Interest Expense – Interest expense increased from $24,873 in the nine months ended September 30, 2007 to $30,539 in the nine months ended September 30, 2008. The $5,666, or 22.78%, increase in expense was a result of increases in the volume of deposits partially offset by a decrease in the cost of funds. Average interest earning liabilities increased by $291,708 or 45.87%.  The cost of funds decreased from 5.06% in the nine months ended September 30, 2007 to 4.29% during the same nine months in 2008, a decrease of 77 basis points.

Income Taxes – Our effective tax rate for the nine months ended September 30, 2008 was 38.69% compared to 38.88% for the nine months ended September 30, 2007. Management anticipates that tax rates in future periods will approximate the rates paid in 2008.

Efficiency Ratio – Our efficiency ratio for the nine months ended September 30, 2008 and 2007 was 46.84% and 43.06%, respectively, an increase of 378 basis points. The following table reflects the calculation of the efficiency ratio:

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Non-interest expense	$12,440	$9,183

Net interest income	25,132	19,321
Non-interest income	1,428	2,006
Total Revenues	$26,560	$21,327

Efficiency Ratio	46.84%	43.06%

Net Interest Income – Net interest income for the nine months ended September 30, 2008 was $25,132 compared to $19,321 for the same period in 2007, an increase of $5,811 or 30.08%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance for the nine months ended September 30, 2008 increased by 44.57% or $276,317 from $619,924 for that period in 2007 to $896,241 for the same period in 2008. Loan growth was accompanied by an increase in average interest-bearing deposits from $635,881 for the nine months ended September 30, 2007, to $927,589 for the same period in 2008, an increase of $291,708 or 45.87%.

The following table outlines the components of net interest income for the nine-month periods ended September 30, 2008 and 2007 and identifies the impact of changes in volume and rate:

	September 30, 2008 change from September 30, 2007 due to:
(Dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$16,581	$(5,708)	$10,873
Securities (taxable) (1)	856	35	891
Federal funds sold	(101)	(186)	(287)
Total interest income	17,336	(5,859)	11,477

Interest expense
Deposits (other than demand)	9,269	(4,340)	4,929
Federal funds purchased	193	(31)	162
Subordinated debt	636	(61)	575
Total interest expense	10,098	(4,432)	5,666

Net interest income	$7,238	$(1,427)	$5,811

(1)	Unrealized losses of $31 and $705 are excluded from yield calculation for the nine months ended September 30, 2008 and 2007, respectively.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine-month periods ended September 30, 2008 and 2007. The table is presented on a tax equivalent basis, as applicable.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$81,985	$3,398	5.53%	$61,298	$2,507	5.41%
Loans (2) (3)	896,241	52,125	7.77%	619,924	41,252	8.90%
Federal funds sold	7,854	148	2.52%	10,997	435	5.29%
Total interest earning assets	986,080	55,671	7.54%	692,219	44,194	8.53%

Non-interest earning assets
Cash and due from banks	3,612			5,275
Net fixed assets and equipment	1,760			1,567
Accrued interest and other assets	28,826			15,597

Total assets	$1,020,278			$714,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$895,780	$29,340	4.38%	$626,592	$24,411	5.21%
Federal funds purchased	9,204	206	2.99%	1,012	44	5.81%
Subordinated debt	22,605	993	5.87%	8,277	418	6.75%
Total interest-bearing liabilities	927,589	$30,539	4.40%	635,881	$24,873	5.23%

Non-interest bearing liabilities
Non-interest bearing demand deposits	23,870			20,514
Other liabilities	3,749			2,944
Shareholders’ equity	65,070			55,319

Total liabilities and shareholders’ equity	$1,020,278			$714,658

Net interest spread	3.14%			3.30%

Net interest margin	3.40%			3.73%

(1)	Unrealized losses of $31 and $705 are excluded from yield calculation for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Non-accrual loans are included in average loan balances, and loan fees of $3,698 and $2,768 are included in interest income for the nine months ended September 30, 2008 and 2007, respectively.
(3)	Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets – Total assets at September 30, 2008 were $1,106,058, an increase of $205,905, or 22.87%, over total assets of $900,153 at December 31, 2007. Loan growth was the primary reason for the increase.  At September 30, 2008, net loans equaled $985,648, up $201,647, or 25.72%, over the December 31, 2007 total net loans of $784,001. The cash and cash equivalents balance decreased by $9,558 between December 31, 2007 and September 30, 2008, as funds were used to fund loans made in the first three quarters of 2008.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at September 30, 2008 were $1,062,299 or 96.04% of total assets of $1,106,058.  Earning assets at December 31, 2007 were $867,327, or 96.35% of total assets of $900,153.

Loans – We had total net loans of $985,648 at September 30, 2008. The following table sets forth the composition of our loan portfolio at September 30, 2008 and December 31, 2007:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Real estate
Construction	$165,511	$112,405
1 to 4 family residential	38,128	33,560
Other	162,283	143,973
Commercial, financial and agricultural	580,501	477,666
Consumer	3,479	3,966
Other	47,937	22,752

Total loans	997,839	794,322
Less: allowance for loan losses	(12,191)	(10,321)

Net loans	$985,648	$784,001

The following table sets forth the percentage composition of our loan portfolio by type at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Real estate:
Construction	16.59%	14.15%
1 to 4 family residential	3.82	4.22
Other	16.26	18.13
Commercial, financial and agricultural	58.18	60.14
Consumer	0.35	0.50
Other	4.80	2.86

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%

Direct funding	$223,357	38.48%	$193,943	40.60%
Indirect funding:
Large	157,613	27.15	130,583	27.34
Small	199,531	34.37	153,140	32.06
Total	$580,501	100.00%	$477,666	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at September 30, 2008 and December 31, 2007:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Non-accrual loans:
Number	175	130
Amount	$9,834	$6,465

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	58	44
Amount	$4,398	$1,992

Loans defined as “troubled debt restructurings”:
Number	6	1
Amount	$2,488	$148

As of September 30, 2008 and December 31, 2007, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. During the nine months ended September 30, 2008, non-performing loans increased as a result of the restructuring of four credits in a total amount of $2,488.

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

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.43% for the nine months ended September 30, 2008, and 0.33% for the nine months ended September 30, 2007. The ALL as a percentage of the outstanding loans at the end of the period was 1.22% at September 30, 2008, and 1.25% at September 30, 2007.

An analysis of our ALL and net charge-offs is furnished in the following table for the nine months ended September 30, 2008 and the same period ended September 30, 2007:

(Dollars in thousands)	September 30, 2008	September 30, 2007
Allowance for loan losses at beginning of period	$10,321	$6,968
Charge-offs:
Real estate:
Construction	205	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	3,685	2,268
Consumer	77	11
Total Charge-offs	3,967	2,279

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	44	261
Consumer	3	—
Total Recoveries	47	261

Net Charge-offs	3,920	2,018

Provision for loans charged to expense	5,790	4,300
Allowance for loan losses at end of period	$12,191	$9,250

	September 30, 2008	September 30, 2007
Net charge-offs as a percentage of average total loans outstanding during the period	0.43%	0.33%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.22%	1.25%

ALL is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. The increase in ALL was due to the Bank’s growth in the loan portfolio compared to December 31, 2007.

Securities – The securities portfolio at September 30, 2008 was $76,651 compared to $73,753 at December 31, 2007.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 6.93% of total assets at September 30, 2008 and 8.19% of total assets at September 30, 2007.

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

Deposits – Total deposits at September 30, 2008 were $988,664, up $173,611 or 21.30% over the December 31, 2007 total deposits of $815,053. Total average deposits during the nine months ended September 30, 2008, was $919,650, an increase of $272,544, or 42.12% over the total average deposits of $647,106 during the nine months ended September 30, 2007. Average non-interest bearing deposits increased by $3,356, or 16.36%, from $20,514 in the nine months ended September 30, 2007, to $23,870 in the nine months ended September 30, 2008.

The following table sets forth average deposit balances for the nine months ended September 30, 2008 and 2007 and the average rates paid on those balances:

	Nine Months Ended September 30,
	2008		2007
(Dollars in thousands)	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$23,870	—%	$20,514	—%
Interest-bearing demand deposits	6,704	0.92	6,499	3.69
Money market accounts	69,502	2.30	116,090	5.09
Savings accounts	6,412	2.72	7,481	2.68
IRA accounts	23,972	4.80	15,616	5.21
Purchased time deposits	428,489	4.62	235,896	5.27
Time deposits	360,701	4.55	245,010	5.32
Total deposits	$919,650		$647,106

(1)    Rate is annualized

Short-Term Debt – We have a $15,000 line of credit with First Tennessee Bank, National Association. The outstanding principal balance on this line of credit at September 30, 2008 was $10,000, and this line of credit expires on April 30, 2009.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At September 30, 2008, we had unfunded loan commitments outstanding of $174,009 and standby letters of credit and financial guarantees of $13,049. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we have available federal fund lines at September 30, 2008 totaling $33,700.

Liquidity/Capital Resources

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

At September 30, 2008 and December 31, 2007, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy were considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	September 30,	December 31,	for capital	well-
	2008	2007	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.52%	8.75%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.22%	8.09%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.01%	9.26%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	8.69%	8.55%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.18%	10.51%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	9.86%	9.80%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on September 30, 2008 and December 31, 2007, we and the Bank were within the “well capitalized” categories under the regulations.

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

Recent Developments

The subprime lending crisis and the rate of mortgage loan foreclosures during the past year have negatively impacted the banking industry specifically and financial markets generally. In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted, under which the United States Department of the Treasury (“Treasury”) has authority, among other things, to purchase mortgages, mortgage-backed securities, capital stock and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 3, 2008, the Troubled Assets Relief Program (“TARP”) was adopted under EESA. TARP gives the Treasury authority to deploy up to $700 billion into the financial markets to address liquidity and related concerns. On October 14, 2008, the Treasury announced several initiatives under TARP intended to help stabilize the banking industry, including a voluntary capital purchase program (the “CPP”) designed to encourage qualifying financial institutions to build capital. Under the CPP, the Treasury will purchase up to $250 billion of senior preferred shares from eligible financial institutions on standardized terms with attached warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investments. We are currently reviewing the details of the CPP as information is made available and are considering the effect of participation in the program. If we choose to participate, the range of the Treasury’s preferred investment would be approximately $10 to $30 million.

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

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at September 30, 2008. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis
(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$—	$—	$—	$—	$—	$—

Securities
U.S. government agencies	—	35,314	—	183	40,839	76,336
Mortgage-backed securities	—	23	71	142	79	315
Total securities	—	35,337	71	325	40,918	76,651

Total loans	263,147	115,802	251,803	326,532	40,555	997,839

Total interest-earning assets	263,147	151,139	251,874	326,857	81,473	1,074,490

Other assets	—	—	—	—	31,568	31,568

Total assets	$263,147	$151,139	$251,874	$326,857	$113,041	$1,106,058

Interest-bearing liabilities
Deposits
Interest checking	$2,622	$—	$—	$3,077	$—	$5,699
Money market and savings	33,239	—	—	28,315	—	61,554
Time deposits	—	166,008	592,128	132,702	—	890,838
Total deposits	35,861	166,008	592,128	164,094	—	958,091

Federal funds purchased	10,985	—	—	—	—	10,985
Short-term debt	—	—	10,000	—	—	10,000
Subordinated debt	—	—	—	—	23,198	23,198

Total interest-bearing liabilities	46,846	166,008	602,128	164,094	23,198	1,002,274

Other liabilities	—	—	—	—	36,432	36,432

Shareholders’ equity	—	—	—	—	67,352	67,352

Total liabilities and shareholders’ equity	$46,846	$166,008	$602,128	$164,094	$126,982	$1,106,058

Rate sensitive gap by period	$216,301	$(14,869)	$(350,254)	$162,763	$58,275
Cumulative gap		$201,432	$(148,822)	$13,941	$72,216

Cumulative gap as a percentage of total assets		18.21%	(13.46)%	1.26%	6.53%

Rate sensitive assets / rate sensitive liabilities (cumulative)	5.62	1.95	0.82	1.01	1.07

From September 30, 2007 to September 30, 2008, the FOMC decreased interest rates by 275 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At September 30, 2008, our one-year gap was 0.82.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At September 30, 2008, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At September 30, 2008, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
10.1	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(7)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form-8-K, as filed with the Securities and Exchange Commission on August 5, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce
Bancorp, Inc.
(Registrant)

November 10, 2008	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer