Form 10-K
period 2008-12-31
Tennessee Commerce Bancorp, Inc.
filed 2009-03-16
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer   ☐      Accelerated filer   ☒       Non-accelerated filer   ☐         Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2008 was $65.8 million, based upon the average sale price on that date.

As of March 14, 2009, there were 4,731,696 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of shareholders to be held on May 19, 2009, which will be filed with the Commission no later than April 29, 2009 (the Proxy Statement). Certain Part II information required by Form 10-K is incorporated by reference to the registrant’s Annual Report to Shareholders, but the Annual Report to Shareholders shall not be deemed filed with the Commission.

i

PART I

ITEM 1.                                                     BUSINESS

General

Tennessee Commerce Bancorp, Inc. (the “Corporation” or “we” or “us”) is a bank holding company formed as a Tennessee corporation to own the shares of Tennessee Commerce Bank (the “Bank”). The Bank commenced operations January 14, 2000, and is a full service financial institution located in Franklin, Tennessee, 15 miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation and the Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at December 31, 2008 of $1.2 billion. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The Business Bank strategy emphasizes banking services for small- to medium-sized businesses, entrepreneurs and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank. This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

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

The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions.   The Business Bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 85%, as of September 30, 2008, for all banks insured by the Federal Deposit Insurance Corporation (“FDIC”). Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans.  Management targets a loan mix of 60% commercial loans and 40% real estate.  At December 31, 2008, the composition of the $1.04 billion loan portfolio was 56.86% commercial, 37.68% secured by real estate (both commercial and consumer) and 5.46% in consumer and credit card loans.

In addition to lending in the local marketplace, the Bank generates assets in the national market by providing collateral-based loans to business borrowers located in other states through two types of indirect funding programs. In both programs, the transactions are originated by a third party, such as an equipment vendor or financial services company, who provides the Bank with a borrower’s financial information and arranges for a borrower’s execution of loan documentation. The Bank funds these transactions earning strong yields and has no servicing expense or residual risk in any transaction originated by these financial service companies and vendors. The Bank has management and personnel who are experienced in this type of transaction and are able to evaluate and partner effectively with the companies who originate these transactions. All indirect funding is secured by the business asset financed, and is subject to the Bank’s minimum credit score and documentation standards.  These national market transactions provide geographic and collateral diversity for the portfolio and represent 31.06% of the total loan portfolio at December 31, 2008.

The two national market funding programs fund different size loans through two different networks. In the first type, the Bank uses an established network of financial service companies and vendor partners that provide the Bank funding opportunities to national middle-market and investment grade companies. At December 31, 2008, the average size of this type of loan in the loan portfolio was approximately $322,000 and earned an average yield of 7.60%. Funding under this program represents approximately 14.33% of the $1.04 billion total loan portfolio.  In the second program, the Bank partners with a second network of financial service companies and vendors located in Tennessee, Alabama, Georgia, California and Michigan. This program is for smaller transactions. These loans that finance business assets are less than $125,000 at origination. Management has installed a standardized credit approval process that delivers quick responsive service. At December 31, 2008, the average size of this type of loan in the loan portfolio was approximately $46,000, and the average yield on these loans was 8.05%. Funding under this program represents 16.94% of the $1.04 billion total loan portfolio.

Management believes the Business Bank model is highly efficient.  The Bank targets the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of certain administrative functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff.  Management targets an average asset per employee ratio of $7.5 million compared to the average of less than $4.50 million in assets per employee for Tennessee state-chartered banks at the end of September 30, 2008, as reported by the FDIC. The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations.  Management targets an operating efficiency ratio (total operating expense divided by total revenue) of 40% to 45%.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

The Bank’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

The Corporation was incorporated on March 22, 2000, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act.  The share exchange was completed on May 31, 2000.  The Corporation’s activities are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Corporation’s offices are the same as the principal office of the Bank.  On March 29, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”) and in July 2008, the Corporation formed a wholly owned subsidiary, TCB Commercial Asset Services, Inc (“TCB”). As of December 31, 2008, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated. The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is headquartered in Franklin, Tennessee.

Corporation Overview

The Corporation, headquartered in Franklin, Tennessee, is the bank holding company for the Bank.  Organized in January 2000, the Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  The Corporation calls this strategy its Business Bank strategy. The Corporation primarily conducts business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville. The Corporation also operates three loan production offices - one in each of Birmingham, Alabama, Minneapolis, Minnesota and Atlanta, Georgia, the latter two of which were opened in April and May 2008, respectively. Each of the two new offices is staffed with one senior lending officer.

The Corporation offers a full range of competitive retail and commercial banking services to local customers in the Nashville MSA.  The Corporation’s deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. The Corporation issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards.  The Corporation also offers check cards and debit cards and offers its local customers free courier services, access to third-party automated teller machines, or ATMs, and state-of-the-art electronic banking. The Corporation has trust powers but does not have a trust department.

Employees

At December 31, 2008, the Corporation employed no persons and the Bank employed 83 persons on a full-time basis. The Bank’s employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board. The Corporation’s banking subsidiary is subject to restrictions under federal law which limit the transfer of funds by the Bank to the Corporation, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Corporation and the Bank, to an aggregate of 20% of the Bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

As a bank holding company, the Corporation is required to file with the Federal Reserve Board semiannual reports and such additional information as the Federal Reserve Board may require.  The Federal Reserve Board also makes examinations of the Corporation at its discretion.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.  This support may be required at times when a bank holding company may not be able to provide such support.  Furthermore, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of the Bank or related to FDIC assistance provided to a subsidiary in danger of default — the Bank may be assessed for the FDIC’s loss, subject to certain exceptions.

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

The FDIC and the Commissioner periodically conduct examinations of the Bank.  If, as a result of an examination of the Bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate a Bank’s deposit insurance.  The Commissioner has many of the same remedial powers, including the power to take possession of a bank whose capital becomes impaired.  As of December 31, 2008, the Bank was not the subject of any such action by the FDIC or the Commissioner.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank pays a quarterly statutory assessment.

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

The Federal Reserve Board and the FDIC have adopted a minimum leverage ratio of 4%.  Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including having the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 4%, plus an additional cushion of at least 1% to 2%.  State regulatory authorities and the FDIC encourage most community banks to maintain a leverage ratio of 6.5% to 7.0%. The FDIC has a regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 4% minimum Tier I leverage capital ratio (ratio of Tier I Capital, less intangible assets, to total assets).  In order for an institution to operate at or near the minimum Tier I leverage capital requirement of 3%, the FDIC expects that such institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings.  In general, the Bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion.  Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited or if the institution is undertaking expansion, seeking to engage in new activities or otherwise faces unusual or abnormal risks.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.  The Bank’s Tier I leverage capital ratio at December 31, 2008 was 9.26%.

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.  Institutions not in compliance with the capital guidelines are expected to be operating in compliance with a capital plan or agreement with the regulator.  If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action.  In addition, failure by an institution to maintain capital of at least 2% of assets constitutes an unsafe and unsound practice and may subject the institution to enforcement action and termination of FDIC insurance.

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

The agencies have proposed a NPR that would provide non-core banks the option of adopting the Standardized Approach of the Basel II Framework.  The Basel II Standardized NPR is expected to replace the Basel IA NPR.

Payment of Dividends

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries.  The principal source of cash flow of the Corporation, including cash flow to pay dividends to holders of trust preferred securities of the Corporation’s trusts, holders of the Fixed Rate Cumulative Perpetual Preferred Stock of the Corporation Series A (“Series A Preferred Stock”) and to the Corporation’s common stock shareholders, will be dividends that the Bank pays to the Corporation as its sole shareholder. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, the Corporation would not be able to pay the Corporation’s debts as they become due in the usual course of business or the Corporation’s total assets would be less than the sum of the Corporation’s total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation’s board of directors must consider the Corporation’s current and prospective capital, liquidity, and other needs.

In addition to the limitations on the Corporation’s ability to pay dividends under Tennessee law, the Corporation’s ability to pay dividends on the Corporation’s common stock is also limited by the Corporation’s participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) and by certain statutory or regulatory limitations. Prior to December 19, 2011, unless the Corporation has redeemed the Series A Preferred Stock or U.S. Department of the Treasury (“Treasury”)  has transferred the Series A Preferred Stock to a third party, the consent of the Treasury must be received before the Corporation can declare or pay any dividend or make any distribution on the Corporation’s common stock. Furthermore, if the Corporation is not current in the payment of quarterly dividends on the Series A Preferred Stock, the Corporation cannot pay dividends on the Corporation’s common stock.

Moreover, the terms of the Series A Preferred Stock include a restriction against increasing the Corporation’s common stock dividends from levels at the time of the initial investment by Treasury and prevent the Corporation from redeeming, purchasing or otherwise acquiring its common stock other than for certain stated exceptions. Historically, the Corporation has paid no dividends on its common stock. Therefore, the Corporation would have to seek Treasury’s consent to pay any dividends on shares of Corporation common stock. These restrictions will terminate on the earlier of the third anniversary of the date of issuance of the Series A Preferred Stock to Treasury and the date on which the Series A Preferred Stock issued to Treasury has been redeemed in whole or Treasury has transferred all of its Series A Preferred Stock to third parties.  In addition, the Corporation will be unable to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other stock ranking junior to, or in parity with, the Series A Preferred Stock if the Corporation fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

There are state and federal statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. Under the FDIA, the Bank may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.  In addition, the Bank is restricted from paying dividends under certain circumstance by the Tennessee Banking Act. The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two (2) years without the prior approval of the TDFI.  The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels.  An insured depository institution is adequately capitalized if it meets all of the minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), among other things and subject to certain conditions and exceptions, permits on an interstate basis (i) bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks if the host state has opted-in to this provision of the Interstate Act, and (iv) certain bank agency activities one year after enactment.  The Interstate Act contains a 30% intrastate deposit cap, except for the initial acquisition in the state, a restriction that applies to certain interstate acquisitions unless a different intrastate cap has been adopted by the applicable state pursuant to the provisions of the Interstate Act and a 10% national deposit cap restriction.  Tennessee has opted-in to the Interstate Act.  Management cannot predict the extent to which the business of the Bank may be affected by the Interstate Act.  Tennessee has also adopted legislation allowing banks to acquire branches across state lines subject to certain conditions, including the availability of similar legislation in the other state.

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  The FDIC has proposed an amendment to this regulation that would change the comparison rate from a specific market rate to a prevailing national average rate, as published by the FDIC.  Because it believes that the Bank was well capitalized as of December 31, 2008, management of the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by seven basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.  Effective April 1, 2009, the FDIC will make additional changes to assessment rates.  In addition, on February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on June 30, 2009, to be collected on September 30, 2009.  The interim rule also permits an emergency special assessment after June 30, 2009 of up to ten basis points.  The interim rule is subject to public comment.  The increases in deposit insurance described above, as well as the recent increase and anticipated additional increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks.

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

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, created new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Bank. The regulations imposed new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Emergency Economic Stabilization Act

In response to recent, unprecedented market turmoil, Congress enacted the Emergency Economic Stabilization Act (“EESA”) on October 3, 2008. EESA authorizes the Secretary of Treasury (the “Secretary”) to purchase up to $700 billion in troubled assets from financial institutions under TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument the purchase of which the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial stability.  The Secretary was authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon request by the President, subject to action by Congress.  EESA also increased the maximum deposit insurance amount up to $250,000 until December 31, 2009.  Pursuant to his authority under EESA, the Secretary created the TARP CPP under which Treasury is investing up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

The Corporation applied for, and Treasury approved, a capital purchase in the amount of $30 million under the CPP.  The Corporation entered into a Letter Agreement with Treasury, pursuant to which the Corporation issued and sold to Treasury, for an aggregate purchase price of $30 million in cash, (i) 30,000 shares of Series A Preferred Stock having a liquidation preference of $1,000, and (ii) a ten-year warrant to purchase up to 461,538 shares of common stock, at an exercise price of $9.75 per share, subject to certain anti-dilution and other adjustments.  The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The CCP transaction closed on December 19, 2008.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2009. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is ten basis points per quarter on amounts in covered accounts exceeding $250,000. The TLG Program is in effect for all eligible entities that did not opt out on or before December 5, 2008.  The Corporation did not opt out of the TLG Program.

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009.  ARRA contains a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until they have repaid Treasury, which is permitted under ARRA without the need to raise new capital, subject to Treasury consulting with the recipient’s appropriate regulatory agency.

Effect of Governmental Policies

The Corporation and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national money supply.  Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. Government securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) and changes in the reserve requirements of depository institutions.  These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

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

Bills are pending before the United States Congress and the Tennessee General Assembly and proposed regulations are pending before the various state and federal regulatory agencies that could affect the business of the Corporation and the Bank, and there are indications that other similar bills and proposed regulations may be introduced in the future.  It cannot be predicted whether or in what form any of these or future proposals will be adopted or the extent to which the business of the Corporation and the Bank may be affected thereby.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Securities Exchange Act of 1934, as amended.  In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients

Availability of Information

The Corporation files periodic reports with the SEC. The SEC maintains an internet website, www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation that it files electronically with the SEC.  The Corporation makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on the Bank’s website at www.tncommercebank.com under the “Investor Relations” heading.

ITEM 1A.          RISK FACTORS

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly as a result of liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.

Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our financial performance by restricting our operations, including our ability to originate or sell loans.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively affected the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits and/or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations.

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

Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

We may be required to pay significantly higher FDIC premiums in the future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years.  Therefore, thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase.

Effective April 1, 2009, the FDIC will modify the way its assessment system differentiates risk, making corresponding changes to assessment rates beginning with the second quarter of 2009. Potentially higher FDIC assessment rates and special assessments could have an adverse impact on our results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

EESA and ARRA followed, and have been followed by, numerous actions by the Board of Governors of the Federal Reserve System, Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. These initiatives may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Our issuance of securities to the Treasury may limit our ability to return capital to our shareholders and is dilutive to the holders of our common stock and may result in other restrictions to our operations.

In connection with our sale of $30 million of Series A Preferred Stock to the Treasury on December 19, 2008, we also issued to the Treasury a warrant to purchase 461,538 shares of our common stock. The terms of the transaction with the Treasury will result in limitations on our ability to pay dividends and repurchase our shares. Until December 19, 2011 or until the Treasury no longer holds any shares of the Series A Preferred Stock, we will not be able to pay dividends nor repurchase any of our shares without the approval of the Treasury, with limited exceptions. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Series A Preferred Stock. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock and may be dilutive of our earnings per share.  In addition, we are required to pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. Depending on our financial condition at the time, these dividends could have a negative effect on our liquidity. The shares of Series A Preferred Stock will receive preferential treatment in the event of our liquidation, dissolution or winding up. The transaction also subjects us to additional executive compensation restrictions.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our board of directors.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with like voting rights voting as a single class, will then be entitled to elect the two additional members of our board of directors at the next annual meeting (or at a special meeting called for the purpose of electing such directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series A Preferred Stock have limited voting rights.

Except as otherwise required by law and in connection with the election of directors to our board of directors in the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock, (2) any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, such shares are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock.

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

National market funding outside of the Nashville MSA has different risks.

Approximately 31.06% of our loan portfolio is composed of national market funding loans to non-Middle Tennessee businesses referred to us by a small network of equipment vendors and financial service companies. These loans account for approximately 38.74% and 32.72%, respectively, of the increase in total loans at December 31, 2008 and 2007, over the prior year. This lending causes us to have somewhat different risks than those typical for community banks generally. Our loan portfolio is more geographically diverse, and as a result the loan collateral is also more widely dispersed geographically. This may result in longer time periods to locate collateral and higher costs to dispose of collateral in the event that the collateral is used to satisfy the loan obligation. This part of our portfolio also provides geographic risk diversification by reducing the adverse impact of a regional downturn in the economy.

Our ability to attract deposits may restrict growth.

We derive a substantial portion of our deposits through internet-based wholesale funding alternatives. In the event that we are no longer able to sell our deposits easily to institutional and retail investors, our ability to fund our loan portfolio could be adversely affected. We post rates to an internet-based program that retail and institutional investors nationwide subscribe to in order to invest funds. Our wholesale funding portfolio is therefore geographically dispersed and generally made up of deposits in FDIC insured amounts of $100,000 or less.

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

As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial condition.

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

In 2005 and 2008, we supported our continued growth through the issuance of trust preferred securities from an affiliated special purpose trust and accompanying subordinated debentures. At December 31, 2008, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $23.2 million. Our board of directors may also decide to issue additional tranches of trust preferred securities in the future. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years (from the date of issuance) during which time we may not pay dividends on our common stock.

We rely heavily on the services of key personnel.

We depend substantially on the strategies and management services of our executive officers – Arthur F. Helf, Chairman and Chief Executive Officer, Michael R. Sapp, President, Frank Perez, Chief Financial Officer, and H. Lamar Cox, Chief Administrative Officer. The loss of the services of any of these executive officers could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.  We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.

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

Even though our common stock is currently listed on The NASDAQ Global Market, the trading volume of our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

While our common stock is listed on The NASDAQ Global Market, the trading volume of our common stock is relatively low and we cannot be certain when a more active and liquid trading market for our common stock will develop or be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Corporation’s main office is located in Williamson County at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, which is also the main office of the Bank.  This location is centrally located and in a high traffic/exposure area. The Bank leases 34,956 square feet at a competitive rate and the term of the lease expires in December 2017.  The Bank provides services throughout the community by use of a network of couriers, third party ATMs and state-of-the-art electronic banking. The Bank also operates loan production offices located at One Chase Corporate Center, Suite 400, Birmingham, Alabama 35244, at 7900 International Drive, Suite 200, Bloomington, Minnesota 55425 and at 125 TownPark Drive, Suite 300, Kennesaw, Georgia 30144. All three loan production office facilities are leased.

ITEM 3.                LEGAL PROCEEDINGS

The Corporation is party to proceedings arising from the May 6, 2008 termination of its former Chief Financial Officer, George Fort. Those proceedings include a complaint filed by Mr. Fort under the Sarbanes-Oxley Act of 2002 (“SOX”) with the United States Department of Labor (the “SOX Complaint”) and a lawsuit styled George Fort v. Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (Case No. 3:08-cv-0668), filed on July 9, 2008 in the United States District Court for the Middle District of Tennessee (the “Federal Litigation”).

In the SOX Complaint, Mr. Fort alleges that his March 7, 2008 placement on administrative leave and his subsequent termination on May 6, 2008 were in retaliation for his raising various alleged weaknesses in the Company’s internal controls to the Audit Committee of the Company’s Board of Directors. In the Federal Litigation, Mr. Fort alleges that his termination constituted a breach of his Employment Agreement (the “Employment Agreement”) with the Bank and retaliation under the Tennessee Public Protection Act and the Federal Deposit Insurance Corporation Improvement Act. Mr. Fort also asserts a claim for libel based upon certain press releases issued by the Company in connection with his former employment. The Company has brought a counter-claim against Mr. Fort that he engaged in misfeasance and malfeasance as the Company’s Chief Financial Officer, in breach of his fiduciary duty as an officer of the Company under Tennessee law.

The Company denies any liability to Mr. Fort or violation of any law, contract or otherwise and intends to contest all matters brought by Mr. Fort vigorously. In summary, the Company maintains that (i) Mr. Fort did not engage in protected activity, because his report did not involve any of the specific activities enumerated in Section 806 of SOX, (ii) it placed Mr. Fort on administrative leave so that he could focus his attention on addressing the issues he raised to the Audit Committee after he refused to participate in good faith in such efforts and (iii) Mr. Fort grossly neglected his duties in the implementation of the Company’s SOX program based on reports from external auditors that revealed that, despite Mr. Fort’s assurances that SOX implementation was “on track,” it was not. The Company further maintains that the terms of the Employment Agreement created an at-will employment relationship as a matter of law and that, regardless, Mr. Fort’s gross neglect of his duties constituted cause for termination under the Employment Agreement.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock has been listed on The NASDAQ Global Market since June 2006. Prior to that,  it was traded on the Over-The-Counter Bulletin Board from December 16, 2005, and prior to that time, it was not traded through an organized exchange. The number of shareholders of record at March 14, 2009, was 411. The table below shows the quarterly range of high and low sale prices for our common stock during the fiscal years 2008 and 2007. These sale prices represent known transactions and do not necessarily represent all trading transactions for the periods.

Year		High	Low

2007:	First Quarter	$31.25	$26.89
	Second Quarter	$30.47	$23.32
	Third Quarter	$28.50	$21.01
	Fourth Quarter	$27.10	$18.70
2008:	First Quarter	$26.23	$13.72
	Second Quarter	$19.94	$15.67
	Third Quarter	$17.25	$10.35
	Fourth Quarter	$14.48	$5.00

Dividends

The Corporation has never declared or paid dividends on its common stock. The payment of cash dividends is subject to the discretion of the Board of Directors, the Bank’s ability to pay dividends and the priority of holders of the Corporation’s subordinated debentures and Series A Preferred Stock.  The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, see ITEM 1 “BUSINESS – Supervision and Regulation – Payment of Dividends” of this Annual Report on Form 10-K.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future.

Recent Sales of Unregistered Securities

During 2008, an employee of the Bank exercised options to purchase 7,500 shares of Corporation common stock in one transaction, at an exercise price of $5.00 per share for an aggregate price of $37,500. The Corporation issued these shares of our common stock in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as set forth in Section 4(2) under the Securities Act and Rule 701 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 6.                                           SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K:

	2008	2007	2006	2005	2004
	(Dollars in thousands except share data)
Operating Data:
Total interest income	$75,978	$62,206	$41,245	$23,633	$13,185
Total interest expense	41,027	34,934	21,868	10,006	4,265
Net interest income	34,951	27,272	19,377	13,627	8,920
Provision for loan losses	(9,111)	(6,350)	(4,350)	(3,700)	(2,420)
Net interest income after provision for loan losses	25,840	20,922	15,027	9,927	6,500
Non-interest income:
Investment securities gains	447	26	—	4	33
Gain on sale of loans	3,750	2,687	2,025	1,106	504
Other income	97	167	(262)	201	263
Non-interest expense	(17,608)	(13,263)	(9,056)	(6,246)	(4,552)
Income before income taxes	12,526	10,539	7,734	4,992	2,748
Income tax expense	(4,772)	(3,643)	(2,985)	(1,925)	(1,082)
Net income	$7,754	$6,896	$4,749	$3,067	$1,666

Per Share Data :
Net income, basic	$1.64	$1.49	$1.24	$0.95	$0.57
Net income, diluted	$1.60	$1.41	$1.14	$0.87	$0.53
Book value	$21.50	$13.36	$11.51	$8.16	$7.29

Financial Condition Data:
Assets	$1,218,084	$900,153	$623,518	$404,040	$245,917
Loans, net	1,023,271	784,001	538,550	344,187	213,326
Investments	101,290	73,753	56,943	31,992	18,690
Cash and due from financial institutions	5,260	5,236	177	6,877	3,838
Federal funds sold	35,538	9,573	13,820	12,535	6,582
Premises and equipment, net	2,330	1,413	1,633	769	609
Deposits	1,069,143	815,053	560,567	367,705	221,394
Federal funds purchased	—	2,000	—	—	—
Long term debt	23,198	8,248	8,248	8,248	—
Other liabilities	15,100	11,592	3,479	1,657	923
Shareholders’ equity	101,747	63,121	51,224	26,430	23,600

Selected Ratios:
Overhead ratio (1)	1.52%	1.76%	1.80%	1.98%	2.26%
Efficiency ratio (2)	44.87%	43.99%	42.84%	41.81%	46.83%
Net yield on earning assets	7.45%	8.50%	8.46%	7.70%	6.74%
Cost of funds	4.16%	5.18%	4.94%	3.66%	2.54%
Net Interest margin	3.43%	3.72%	3.98%	4.44%	4.56%
Operating expenses to average earning assets	1.73%	1.81%	1.86%	2.03%	2.33%
Return on average assets	0.73%	0.91%	0.95%	0.97%	0.83%
Return on average equity	11.34%	12.13%	12.68%	12.29%	8.92%
Average equity to average assets	6.48%	7.53%	7.46%	7.90%	9.28%
Ratio of nonperforming assets to average assets	3.42%	1.14%	0.94%	1.40%	1.90%
Ratio of allowance for loan losses to average assets	1.27%	1.37%	1.39%	1.39%	1.41%
Ratio of allowance for loan losses to nonperforming assets (3)	37.21%	119.94%	146.91%	99.43%	74.45%

(1) Operating expenses divided by average assets.

(2) Operating expenses divided by net interest income and noninterest income.

(3) Nonperforming assets are made up of non-accruing loans, accruing loans 90 days past due and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results and financial condition, our earning asssets ratio, recent developments in the financial services industry, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance for loan losses, asset quality, Business Bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, loan sale transactions, fluctuations in non-interest income, tax rates, liquidity, inflation, legislative and regulatory changes affecting banks or bank holding companies, FDIC insurance premiums, monetary policies of the Federal Reserve, rate sensitivity gap analysis, maturities of debt securities, growth of our market area, the impact of the economic environment, competition for loans, non-interest income, revenue provided by our mortgage unit, hiring of employees, ratio of earning assets to total assets, cost of funds, loan loss reserve, capital adequacy, net interest margin, cash flows, lease payments, tax benefits and credits, internal control over financial reporting and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands except share data in this Item 7.)

The results of operations for the year 2008 compared to 2007 reflected a 12.44% increase in net income and a 13.48% increase in diluted earnings per share.  The increase in earnings resulted primarily from a 28.16% increase in net interest income because of higher average loan balances.  The net interest margin for 2008 was 3.43%. The increased revenue was partially offset by increases in non-interest expense and the provision for loan losses.  The year 2008 reflected a continuation of the Bank’s trend of rapid asset growth, increasing by $317,931 or 35.32% from $900,153 at December 31, 2007 to $1,218,084 at December 31, 2008. Net loans increased by 30.52% or $239,270 from December 31, 2007 to December 31, 2008, while total deposits increased by 31.17% or $254,090 during that same period.

The Corporation’s growth in assets was a result of growth in the market area and effective marketing. The improvement in results including net income and earnings per share was a result of the business focus of the Bank. From 2000 to 2008, the Bank’s market area experienced explosive growth. In Williamson County, demographic information shows a 34.75% growth in the number of households from 2000 to 2008.  Estimates from SNL Financial LC show that by 2013 the number of households in this county will have grown by another 21.89%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond the Corporation’s control, management believes that the projected growth of the Bank’s market area will positively impact the Bank’s future growth.

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

The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 1.13% decrease in the net interest margin from 2004 to 2008. Non-interest expense is controlled by efficiently staffing the Bank’s operations. In 2008, that resulted in $14.7 in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

Changes in Results of Operations

Net Income - Net income for 2008 was $7,754, an increase of $858, or 12.44%, compared to $6,896 for 2007. The increase was primarily attributable to a 28.16% increase in net interest income from $27,272 in 2007 to $34,951 in 2008. The increase of $7,679 in net interest income was the result of higher average loan balances. Non-interest income increased by $1,414 from $2,880 to $4,294, or 49.10%, primarily a result of gains on loan sales. These positive effects were partially offset by a 43.48% increase in the provision for loan losses, from $6,350 in 2007 to $9,111 in 2008, and an increase of $4,345 in non-interest expense, up 32.76% to $17,608 in 2008 compared to $13,263 in 2007. The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was a result of the increase in personnel and general operating expenses attributable to the Corporation’s growth.

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

Net Interest Income - The primary source of earnings for the Bank is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities.  The major factors which affect net interest income are changes in volumes and yield on earning assets as well as the volumes and the cost of interest bearing liabilities.  Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Bank’s primary source of earnings.

During 2008, the Federal Reserve Open Market Committee (“FOMC”) decreased short-term interest rates by 400 basis points. During 2008, $52,293 of the Corporation’s net loan growth occurred in floating rate construction loans and approximately 39.46% of the $132,520 increase in commercial loans was related to floating rate transactions. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

Net interest income for 2008 was $34,951 compared to $27,272 for 2007, a gain of $7,679 or 28.16%. The increase in net interest income was largely attributable to strong loan growth. Net loans increased from $784,001 at December 31, 2007 to $1,023,271 at December 31, 2008, an increase of $239,270 or 30.52%.  Net interest income was favorably impacted by the increase in the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, increased from $153,140 at year-end 2007 to $173,438 at the end of 2008. The loan growth was matched by an increase in deposits from $815,053 at December 31, 2007 to $1,069,143 in 2008, an increase of $254,090 or 31.17%.

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

Investments - The Bank views the investment portfolio as a source of income and liquidity. Management’s investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments.   The Bank’s investment policy requires a minimum portfolio level equal to 7% of total assets and a maximum portfolio level of 20% of total assets.  Management has maintained the portfolio at the lower end of the policy guidelines with the portfolio at 8.32%, 8.19% and 9.13% of total assets at year-end in 2008, 2007 and 2006, respectively.

The investment portfolio at December 31, 2008 was $101,290 compared to $73,753 at year-end 2007. The interest earned on investments rose from $3,492 in 2007 to $4,717 in 2008, as a result of higher average portfolio balances as well as increased yields. The average yield on the investment portfolio investments rose from 5.43% in 2007 to 5.59% in 2008, or 16 basis points.

The investment portfolio at December 31, 2007 was $73,753, compared to $56,943 at year-end 2006. The average yield on the investment portfolio was 5.43% in 2007 compared to 4.91% in 2006.

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

The net interest margin declined from 3.72% in 2007 to 3.43% in 2008 because the yield on earning assets decreased faster than the cost of funds, resulting in a compression on the yield on earning assets during 2008. Interest income increased by $13,772, or 22.14%, from $62,206 in 2007 to $75,978 in 2008. The increase was primarily a result of increased loan volume. Average earning assets increased from $731,749 in 2007 to $1,019,887 in 2008, an increase of $288,138 or 39.38%. The increase in earning assets was a result of loan growth. Average loans increased $272,298 or 41.50% from 2007 to 2008. The average yield on earning assets decreased from 8.50% in 2007 to 7.45% in 2008, or 105 basis points. The decrease in the Bank’s federal funds sold unfavorably impacted the average yield on earning assets. The average yield on this type of asset in 2008 was 2.17%. These federal funds sold decreased 36.98% from $11,701 at year-end 2007 to $7,374 at the end of 2008.   Interest expense increased from $34,934 in 2007 to $41,027 in 2008. The $6,093, or 17.44%, increase in expense was a result of increases in the volume of deposits. Average deposits increased from $685,063 in 2007 to $949,005 in 2008, an increase of $263,942 or 38.53%. The cost of funds decreased from 5.18% in 2007 to 4.17% in 2008, or 101 basis points.

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

Provision for Loan Losses - Management assesses the adequacy of the allowance for loan losses with a combination of qualitative and quantitative factors.  At inception, each loan is assigned a risk rating that ranges from “RR1 to RR4.”  An RR1 assignment indicates a “Superior” credit, RR2 represents an “Excellent” credit, RR3 represents an “Above-Average” credit, and RR4 designates an “Average” credit.  The assignment of a risk rating is based on an evaluation of the credit risk in the transaction.  The evaluation includes consideration of the borrower’s financial capacity, collateral, cash flows, liquidity, and alternative sources of repayment.  If a loan deteriorates and the level of risk increases, management downgrades the loan to RR5–“Watch,” RR6–“Criticized,” or RR7–“Substandard,” depending on the circumstances.  A review by an independent accounting firm of the assigned risk ratings is an integral part of the Bank’s external loan review program.

Management reviews the loan portfolio regularly to determine if loans should be placed on non-accrual for revenue recognition. If a loan is placed on non-accrual, all interest earned since the last current payment is immediately reversed.  Loans may remain on non-accrual status until the underlying collateral is repossessed and valued or until the amount of loss in the credit can be reasonably determined.  Once collateral is repossessed and appraised, the collateral is recorded as a repossession at the lower of fair value or the investment in the related loan.  Any difference between the estimated fair value of the collateral and the loan balance is charged off.  Variances in fair value estimates are recorded as a gain or loss on sale when the collateral is sold.   Non-accrual loans totaled $11,603, $6,465 and $2,689 at year-end 2008, 2007 and 2006, respectively.  These amounts represented 1.13%, 0.82% and 0.50%, respectively, of net loans at the end of each year.

Management uses the weighted average risk rating to monitor the overall credit quality and trends in the loan portfolio. At December 31, 2008, the weighted average risk rating of the $1,023,271 net loan portfolio was 3.49. At December 31, 2007, the weighted average risk rating of the $784,001 net loan portfolio was 3.56.  The Board of Directors reviews the weighted average risk rating of loans booked during the previous month.  In addition, the Board reviews monthly all credits classified RR5 or higher.  Management closely monitors other key loan quality indicators including delinquencies, changes in the portfolio mix and general economic conditions.  These actions provide a degree of objectivity in assessing the risk in the portfolio and establishing an adequate loan loss reserve.  To the extent that actual and anticipated losses differ, adjustments are made to the loan loss provision or to the level of the allowance for loan losses. At December 31, 2008, the loan loss reserve of $13,454 was 1.30% of gross loans of $1,036,725.

The provision for loan losses in 2008 was $9,111, an increase of $2,761, or 43.48%, above the provision of $6,350 expensed in 2007. Of this provision, $3,133, or 34.39%, was attributable to loan growth recorded during 2008. The remainder of the loan loss provision in 2008 funded net charge-offs of $5,978.

The provision for loan losses in 2007 was $6,350, an increase of $2,000, or 45.98%, above the provision of $4,350 expensed in 2006. Of this provision, $3,353, or 52.80%, was attributable to loan growth recorded during 2007. The remainder of the loan loss provision in 2007 funded net charge offs of $2,997.

The Bank targets small and medium sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank’s earnings will decrease. The Bank uses an independent accounting firm to review its loans quarterly for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2008, 2007, 2006, 2005 and 2004:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans
Number	188	130	60	46	17
Amount	$11,603	$6,465	$2,689	$2,928	$2,161

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	51	44	18	9	4
Amount (1)	$18,788	$1,992	$940	$352	$111

Loans defined as “troubled debt restructurings”
Number	5	1	3	3	2
Amount	$668	$148	$1,144	$1,144	$1,544

Gross interest income lost on the non-accrual loans	$870	$436	$174	$133	$82

Interest income included in net income on the accruing loans	$1,674	$605	$73	$31	$48

(1)          Accruing loans that are contractually past due 90 days or more as to principal and interest payments are inflated by $16,500, because of three loans 92 days past due. Management has resolved this issue in the first quarter of 2009. The ratio of allowance for loan losses to non-performing assets, less these three loans, would have been 68.45% versus the ratio of 37.21% reported in Item 6 of this Annual Report on Form 10-K.

As of December 31, 2008, there were no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Bank had no tax-exempt loans during the years ended December 31, 2008 and December 31, 2007. The Bank had no loans outstanding to foreign borrowers at December 31, 2008 and December 31, 2007.

An analysis of the Bank’s loss experience is furnished in the following table for December 31, 2008, 2007, 2006, 2005 and 2004, and the years then ended:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of period	$10,321	$6,968	$4,399	$2,841	$2,000
Charge-offs:
Real estate:
Construction	288	32	—	—	—
1 to 4 family residential	9	—	—	—	101
Other	102	—	—	—	131
Commercial, financial and agricultural	5,620	3,262	2,026	2,379	1,366
Consumer	80	16	11	32	57
Other	—	—	—	—	—
Total Charge-offs	6,099	3,310	2,037	2,411	1,655

Recoveries:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	—	—	—	1	—
Other	—	—	—	—	3
Commercial, financial and agricultural	118	313	234	245	68
Consumer	3	—	22	23	5
Other	—	—	—	—	—
Total Recoveries	121	313	256	269	76

Net Charge-offs	5,978	2,997	1,781	2,142	1,579

Provision for loan losses charged to expense	9,111	6,350	4,350	3,700	2,420

Allowance for loan losses at end of period	$13,454	$10,321	$6,968	$4,399	$2,841

Net charge-offs as a percentage of average total loans outstanding during the year	0.64%	0.45%	0.41%	0.76%	0.89%
Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.30%	1.30%	1.28%	1.26%	1.31%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management believes that the allowance was adequate at December 31, 2008.

At December 31, 2008, 2007, 2006, 2005 and 2004, the allowance for loan losses was allocated as follows:

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Real estate:
Construction	$1,816	17.52%	$1,132	14.15%	$745	13.65%	$383	10.98%	$175	10.55%
1 to 4 family residential	384	3.65%	335	4.22%	229	4.19%	225	5.27%	75	7.38%
Other	1,919	16.51%	1,440	18.13%	840	15.40%	504	14.45%	265	15.59%
Commercial, financial and agricultural	8,766	56.86%	7,130	60.14%	5,048	64.89%	3,197	67.11%	2,272	64.68%
Consumer	39	0.35%	56	0.50%	37	0.60%	45	0.90%	54	1.80%
Other	530	5.11%	228	2.86%	69	1.27%	45	1.29%	—	0.00%

Total	$13,454	100.00%	$10,321	100.00%	$6,968	100.00%	$4,399	100.00%	$2,841	100.00%

Non-interest Income - Non-interest income is income that is not related to interest-earning assets.  In a typical retail bank, non-interest income consists primarily of service charges and fees on deposit accounts and mortgage origination fees.  Because of the business focus of the Bank and its lack of a large retail customer base, revenues from these traditional sources will remain modest.

The Bank earned $31 in mortgage origination fees in 2008 compared to $76 earned in 2007, a decline of $45 or 59.21%. The decline in mortgage loan demand and mortgage origination income was attributed to the disruption in the mortgage market in 2008. Management believes that in 2009 the mortgage unit will provide a value-added service with modest revenue results.

The Bank earned $3,750 in 2008 on a series of loan sale transactions compared to $2,687 in 2007. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. Management has identified a network of community banks eager to purchase quality assets. Management has installed appropriate systems and processes to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue.

In 2007, the Bank earned $2,687 on a series of loan sale transactions.  The Bank earned $76 in mortgage origination fees in 2007 compared to $89 earned in 2006, a decline of $13 or 14.61%.  The decline in mortgage origination income was attributed to rising interest rates in 2007.  Income earned in the form of service charges on deposits totaled $132, a gain of $20, or 17.86% above the $112 earned in 2006.  Gain on sales of securities increased by $662 or 32.69% from $2,025 in 2006 to $2,687 in 2007.

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

Management targets $10,000 in assets per full-time employee as a measure of staffing efficiency. Management believes that the growth of the Bank will offer additional opportunities to leverage personnel resources.  The Bank does not expect to hire employees in 2009, so salaries and benefits expense may increase slightly, but the target for assets per employee will remain at $10,000.

Non-interest expense for 2008 was $17,608, an increase of $4,345 or 32.76%, over the $13,263 expensed in 2007. Approximately 28.38% of the increase was attributable to the increase in professional fees (audit, legal, and accounting), and approximately 25.85% of the increase was attributable to the addition of new employees during the year. The Bank ended 2008 with 83 full-time employees. Assets per employee were $14,676 at year-end 2008 compared to $14,060 at year-end 2007.

Non-interest expense for 2007 was $13,263, an increase of $4,207 or 46.46%, over the $9,056 expensed in 2006. Approximately 70% of the increase was attributable to the addition of new employees during the year. The Bank ended 2007 with 64 full-time employees. Assets per employee were $14,060 at year-end 2007 compared to $12,500 at year-end 2006.

Income Taxes — The Corporation’s effective tax rate in 2008 was 38.10% compared to 34.57% in 2007 and 38.60% in 2006. Management anticipates that tax rates in future years will approximate the rates paid in 2008.

Changes in Financial Condition

Assets - Total assets at December 31, 2008 were $1,218,084, an increase of $317,931 or 35.32%, over total assets of $900,153 at December 31, 2007. Average assets for 2008 were $1,055,859, an increase of $300,605, or 39.80% over average assets in 2007. Loan growth was the primary reason for these increases. Year-end 2008 net loans were $1,023,271, up $239,270, or 30.52% over the year-end 2007 total net loans of $784,001.

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

The Bank’s Business Bank model of operation results in a higher level of earning assets than most peer banks.  Earning assets are defined as assets that earn interest income.  Earning assets include short-term investments, the investment portfolio and net loans.  The Bank maintains a relatively high level of earning assets because few assets are allocated to facilities, cash and due-from bank accounts used for transaction processing. Earning assets at December 31, 2008 were $1,160,099, or 95.24% of total assets of $1,218,084. Earning assets at December 31, 2007 were $867,327, or 96.35% of total assets of $900,153.  Management targets an earning asset to total asset ratio of 97% or higher. This ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond the Bank’s control.

Liabilities - The Bank relies on increasing its deposit base to fund loan and other asset growth.  The Williamson County marketplace is highly competitive with 28 financial institutions and 91 banking facilities (as of June 30, 2008). The Bank competes for local deposits by offering attractive products with premium rates.  The Bank expects to have a higher average cost of funds for local deposits than most competitor banks because of its single location and lack of a branch network.  Management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  The Bank has promoted electronic banking services by providing them without charge and by offering in-bank customer training.

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

Total average deposits in 2008 were $949,005, an increase of $263,942, or 38.53% over the total average deposits of $685,063 in 2007. Average non-interest bearing deposits increased by $2,097, or 9.87%, from $21,247 in 2007 to $23,344 in 2008. Average savings deposits decreased by $724 from $7,255 in 2007 to $6,531 in 2008. Average purchased deposits increased by $200,443, or 78.73%, from $254,611 in 2007 to $455,054 in 2008. The average rate paid on purchased deposits in 2008 was 4.50% compared to 5.28% in 2007. Purchased time deposit funding represented 47.95% of total funding in 2008 compared to 37.27% in 2007.

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

Information regarding the Corporation’s return on assets, return on equity and equity to asset ratio is located in Item 6 of this Annual Report on Form 10-K.

Loan Policy - Lending activity is conducted under guidelines defined in the Bank’s Loan Policy.  The Loan Policy establishes guidelines for analyzing financial transactions including an evaluation of a borrower’s credit history, repayment capacity, collateral value, and cash flow.  Loans may be at a fixed or variable rate, with the maximum maturity of fixed rate loans set at five years.

All lending activities of the Bank are under the direct supervision and control of the Officers Loan Committee, the Executive Committee of the Board and, in some cases, the full Board of Directors. The Officers Loan Committee consists of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox, and approves loans up to $1,000. The Executive Committee consists of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox and two outside directors, and approves loans up to 15% of Tier I Capital. The full Board of Directors approves all loans above those limits. The full Board of Directors also approves loan authorizations, if any, for any executive officer. The Bank’s established maximum loan volume to deposits is 100%. The Executive Committee of the Board makes a monthly review of loans that are 90 days or more past due and the full Board of Directors makes a quarterly review of loans that are 90 days or more past due.

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

It is management’s intent to maintain a loan loss reserve that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.64%, 0.45% and 0.41% for the years ended December 31, 2008, 2007 and 2006, respectively.  The year-end loan loss reserve as a percentage of the end of period loans was 1.30%, 1.30% and 1.28%, respectively, for the same years.  Because of the commercial emphasis of the Bank’s operation, management has kept a reserve level in excess of historical results.

The provision for loan losses for 2008 was $9,111, an increase of $2,761 over the $6,350 provision for 2007.  In 2008, expenses reflected the impact of $5,978 in charge-offs during the year and the incremental provision required as a result of the $239,270 increase in loan volume.

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

Financial Tables

The financial information below regarding the Corporation and the Bank should be read in conjunction with the Corporation’s financial statements included in Item 8 of this Annual Report on Form 10-K.

Average Balance Sheets, Net Interest Income and Changes in Interest Income and Interest Expense

The following tables present the average yearly balances of each principal category of assets, liabilities and stockholders’ equity of the Corporation and the Bank. The tables are presented on a taxable equivalent basis, as applicable.

	12 Months Ended December 31, 2008
	Average		Average
(Dollars in thousands)	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$84,005	$4,717	5.59%
Tax-exempt	—	—	—
Total securities	84,005	4,717	5.59%

Loans (2) (3)	928,508	71,101	7.66%
Federal funds sold	7,374	160	2.17%
Total interest earning assets	1,019,887	75,978	7.45%

Non-interest earning assets
Cash and due from banks	3,732
Net fixed assets and equipment	1,918
Accrued interest and other assets	30,322

Total assets	$1,055,859

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$925,661	39,271	4.24%
Federal funds purchased	10,380	269	2.59%
Subordinated debt	25,268	1,487	5.88%
Total interest bearing liabilities	961,309	41,027	4.27%

Non-interest bearing liabilities
Non-interest bearing demand deposits	23,344
Other liabilities	2,825
Shareholders’ equity	68,381

Total liabilities and shareholders’ equity	$1,055,859

Net interest spread	3.18%

Net interest margin	3.43%

(1)   Unrealized loss of $318 is excluded from yield calculation.

(2)   Non-accrual loans are included in average loan balances and loan fees of $5,730 are included in interest income.

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

The following tables outline the components of the net interest margin for the years 2008, 2007 and 2006 and identify the impact of changes in volume and rate.

	December 31, 2008 change from
	December 31, 2007 as a result of:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$21,654	$(8,667)	$12,987
Securities – taxable	1,125	100	1,225
Federal funds sold	(172)	(268)	(440)
Total interest income	22,607	(8,835)	13,772

Interest expense
Deposits (other than demand)	11,854	(6,828)	5,026
Federal funds purchased	265	(53)	212
Subordinated debt	946	(91)	855

Total interest expense	13,065	(6,972)	6,093

Net interest income	$9,542	$(1,863)	$7,679

	December 31, 2007 change from
	December 31, 2006 as a result of:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$20,199	$(467)	$19,732
Securities – taxable	1,041	235	1,276
Federal funds sold	(121)	74	(47)
Total interest income	21,119	(158)	20,961

Interest expense
Deposits (other than demand)	11,858	1,171	13,029
Federal funds purchased	(6)	8	2
Subordinated debt	37	(2)	35
Total interest expense	11,889	1,177	13,066

Net interest income	$9,230	$(1,335)	$7,895

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

The Bank’s Asset Liability and Investment Committee, which consists of the Corporation’s executive officers, Arthur F. Helf, Michael R. Sapp, H. Lamar Cox and Frank Perez, is charged with monitoring the liquidity and funds position of the Bank.  The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.  The Bank operates an asset/liability management model.  At December 31, 2008, the Bank had a negative cumulative re-pricing gap within one year of approximately $(138,952) or approximately 11.84% of total year-end earning assets. See Item 7A of this Annual Report on Form 10-K for additional information.

Deposits

The Bank’s primary source of funds is interest-bearing deposits. The following tables present the average amount of and average rate paid on each of the following deposit categories for 2008, 2007 and 2006:

	Year Ended December 31,
	2008		2007		2006
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Types of Deposits
Non-interest-bearing demand deposits	$23,344	—	$21,247	—	$18,325	—
Interest-bearing demand deposits	6,517	0.74%	6,659	3.36%	5,119	3.64%
Money market accounts	65,269	2.04%	111,747	4.84%	72,866	5.23%
Savings accounts	6,531	2.71%	7,255	2.66%	12,678	2.67%
IRA accounts	25,363	4.66%	17,522	5.88%	5,450	4.91%
Purchased time deposits	455,054	4.50%	254,611	5.28%	192,064	4.82%
Time deposits	366,926	4.37%	266,022	5.29%	144,733	5.09%
Total deposits	$949,004		$685,063		$451,235

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2008 (in thousands):

2008

Three months or less	$137,282

Over three through six months	133,615

Over six through 12 months	232,625

More than 12 months	57,432
Total	$560,954

Investment Portfolio

The Bank’s investment portfolio at December 31, 2008, 2007 and 2006 consisted of the following (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
As of December 31, 2008
Securities available for sale
U.S. Government agencies	$94,049	$1,197	$(51)	$95,195
Mortgage-backed securities	—	—	—	—
Corporate debt securities	730	2	(82)	650
Other	5,217	228	—	5,445
Total	$99,996	$1,427	$(133)	$101,290

As of December 31, 2007
Securities available for sale
U.S. Government agencies	$63,622	$504	$(36)	$64,090
Mortgage-backed securities	5,410	—	(104)	5,306
Corporate debt securities	3,841	1	(66)	3,776
Other	380	201	—	581
Total	$73,253	$706	$(206)	$73,753

As of December 31, 2006
Securities available for sale
U.S. Government agencies	$45,859	$134	$(514)	$45,479
Mortgage-backed securities	6,672	—	(207)	6,465
Corporate debt securities	4,495	—	(50)	4,445
Other	380	174	—	554
Total	$57,406	$308	$(771)	$56,943

The following table presents the estimated maturities and weighted average yields of investment securities of the Bank at December 31, 2008:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Obligations of U.S. Government agencies
Due in one year or less	$—	$—	—%
Due after one through five years	—	—	—%
Due after five through ten years	26,957	27,191	5.07%
Due after ten years	67,092	68,004	5.38%
Total obligations of U.S. Government agencies	94,049	95,195

Mortgage-backed securities	—	—	—%

Corporate debt securities
Due in one year or less	—	—	—
Due after one through five years	730	650	4.71%
Due after five through ten years	—	—	—%
Due after ten years	—	—	—
Total corporate debt securities	730	650

Other securities	5,217	5,445	10.38%
Total securities available for sale	$99,996	$101,290

The Bank owned no tax-exempt securities during the period ended December 31, 2008.

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

Loan Portfolio

The Bank had net loans of $1,023,271 at December 31, 2008.  As the loan portfolio is concentrated in Davidson County and Williamson County, there is a risk that the borrowers’ ability to repay the loans could be affected by changes in local economic conditions. The following schedule details the loans of the Bank at December 31, 2008, 2007, 2006, 2005 and 2004:

(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate
Construction	$181,638	$112,405	$74,482	$38,279	$22,813
1 to 4 family residential	37,822	33,560	22,873	18,358	15,963
Other	171,150	143,973	83,985	50,371	33,694
Commercial, financial and agricultural	589,518	477,666	353,996	233,948	139,799
Consumer	3,572	3,966	3,246	3,149	3,898
Other	53,025	22,752	6,936	4,481	—

Total loans	1,036,725	794,322	545,518	348,586	216,167
Less: allowance for loan losses	(13,454)	(10,321)	(6,968)	(4,399)	(2,841)

Net loans	$1,023,271	$784,001	$538,550	$344,187	$213,326

The following table reflects the composition of loan portfolio by type:

	As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate:
Construction	17.52%	14.15%	13.65%	10.98%	10.55%
1 to 4 family residential	3.65%	4.22%	4.19%	5.27%	7.38%
Other	16.51%	18.13%	15.40%	14.45%	15.59%
Commercial, financial and agricultural	56.86%	60.14%	64.89%	67.11%	64.68%
Consumer	0.34%	0.50%	0.60%	0.90%	1.80%
Other	5.12%	2.86%	1.27%	1.29%	0.00%
Total	100%	100%	100%	100%	100%

The following table reflects the composition of commercial loan portfolio by sourcing program type:

	As of December 31,
	2008		2007		2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural:
Direct	$267,542	45.38%	$193,943	40.60%	$151,692	42.85%
Indirect
Large	148,538	25.20%	130,583	27.34%	88,569	25.02%
Small	173,438	29.42%	153,140	32.06%	113,735	32.13%
Total	$589,518	100.00%	$477,666	100.00%	$353,996	100.00%

The following table details maturities and sensitivity to interest rates changes for loans of the Bank at December 31, 2008:

	Due in 1	Due in 1	Due after
Type of Loan (1)	year or less	to 5 years	5 Years	Total
	(Dollars in thousands)
Real estate:
Construction	$87,631	$75,535	$18,472	$181,638
1 to 4 family residential	9,374	23,436	5,012	37,822
Other	47,058	117,646	6,446	171,150
Commercial, financial and agricultural	134,932	433,966	20,620	589,518
Consumer	1,371	2,201	—	3,572
Other	—	—	53,025	53,025
Total	$280,366	$652,784	$103,575	$1,036,725

Less: allowance for loan loss				(13,454)

Net loans				$1,023,271

Interest rate sensitivity:
Fixed interest rates	84,141	619,153	20,842	724,136
Floating or adjustable rates	196,225	33,631	82,733	312,589

Total	$280,366	$652,784	$103,575	$1,036,725

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

The Corporation and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for the Corporation and the Bank for 2008 and 2007 are set forth below:

	Capital Level Meeting
	Regulatory Definition of	Corporation		Bank
	“Well Capitalized”	2008	2007	2008	2007
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	11.20	8.55	9.79	9.26

Total Risk-Based Ratio	10.00	12.42	9.80	11.01	10.51

Leverage Ratio	5.00	10.63	8.09	9.26	8.75

Based solely on analysis of federal banking regulatory categories, it appears on December 31, 2008 that the Corporation and the Bank fall within the “well capitalized” categories under the regulations.

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

Financial instruments for which contract amounts represented credit risk as of December 31:

	2008		2007		2006
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit	$39,529	$137,950	$18,380	$107,663	$9,601	$65,123
Standby letters of credit and financial guarantees	—	16,239	—	11,063	—	5,776

Commitments to make loans are generally made for periods of one year or less.  The fixed rate loan commitments have interest rates ranging from 4% to 11% and maturities ranging from two months to five years.

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

Contractual Obligations

At December 31, 2008, the Bank had certain contractual obligations as shown below.

	Payments due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Deposits without a stated maturity	$93,380	$93,380	$—	$—	$—
Certificates of deposit	975,763	879,620	91,621	4,522	—
Subordinated long term debt	23,198	—	—	—	23,198
Capital lease obligations	—	—	—	—	—
Operating lease obligations	6,293	639	2,067	2,122	1,465
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—
Total	$1,016,745	$108,273	$93,688	$6,644	$24,663

(1)  Excludes interest.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Corporation is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Corporation has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Corporation enters into a business combination.

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

To manage interest rate risk, the Corporation must take a position on the expected future trend of interest rates.  Rates may rise, fall or remain the same.  The Asset-Liability Committee of the Bank develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s balance sheet.   The Corporation’s annual budget reflects the anticipated rate environment for the next 12 months.  The Asset-Liability Committee conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Board.

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

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates the Corporation’s rate sensitive position at December 31, 2008. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

Maturities:

(Dollars in thousands)	Floating	1-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
Interest Earnings Assets
Federal funds sold	$35,538	$—	$—	$—	$—	$35,538
Interest bearing deposits in banks	—	—	—	—	—	—

Securities
U.S. government agencies	—	47,598	—	217	53,158	100,973
Mortgage-backed and corporate debt securities	—	32	99	107	79	317
Total securities	—	47,630	99	324	53,237	101,290

Total loans	263,173	146,348	295,597	289,927	41,680	1,036,725

Total interest earning assets	298,711	193,978	295,696	290,251	94,917	1,173,553

Other assets	—	—	—	—	44,531	44,531

Total assets	298,711	193,978	295,696	290,251	139,448	1,218,084

Interest Bearing Liabilities
Deposits
Interest checking	3,021	—	—	4,348	—	7,369
Money market and savings	29,356	—	—	27,098	—	56,454
Time deposits	—	249,414	635,546	96,143	—	981,103
Total deposits	32,377	249,414	635,546	127,589	—	1,044,926

Federal funds purchased	—	—	—	—	—	—

Short term borrowings	—	—	10,000	—	—	10,000

Subordinated long term debt	—	—	—	—	23,198	23,198

Total interest bearing liabilities	32,377	249,414	645,546	127,589	23,198	1,078,124

Other liabilities	—	—	—	—	38,213	38,213
Shareholders’ equity	—	—	—	—	101,747	101,747

Total liabilities and shareholders’ equity	32,377	249,414	645,546	127,589	163,158	1,218,084

Rate sensitive gap by period	266,334	(55,436)	(349,850)	162,662	71,719

Cumulative gap	$—	$210,898	$(138,952)	$23,710	$95,429

Cumulative gap as a percent of total	—	17.31%	(11.41)%	1.95%	7.83%

Rate sensitive assets/rate sensitive liabilities (cumulative)	9.23	1.75	0.85	1.02	1.09

In 2008, the FOMC decreased short-term interest rates by 400 basis points.  The Corporation is now positioned for a falling rate environment by maintaining a moderately “liability sensitive” balance sheet in which more liabilities will reprice than assets.  At year-end 2008, the Corporation’s one-year ratio was 0.85.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (“EVE”) which is a measure of long-term interest rate risk. EVE is the difference between the market value of the assets and the liabilities and is the liquidation value of the bank. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200bps rate change. At December 31, 2008, the percent change in EVE for a plus or minus 200bps was well within that range at (20.9) % and 12.8%, respectively.

The one year gap of 0.85indicates that the Bank would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would rise in a falling rate environment. The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on the Bank. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s balance sheet, and conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Board.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants, consolidated financial statements and supplementary data required by Item 8 are set forth on pages F-1 through F-29 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Annual Report on Form 10-K. The Corporation’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included with the 2008 consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

b)           Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2009 annual meeting of shareholders.

Executive Officers

Information relating to our executive officers incorporated by reference to the information contained under the caption “Executive Officers” included in our proxy statement relating to our 2009 annual meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2009 annual meeting of shareholders.

Code of Ethics

Information with respect to our Code of Ethics is incorporated by reference to the information contained under the caption “Corporate Governance — Code of Ethics” included in our proxy statement relating to our 2009 annual meeting of shareholders.

Shareholder Nominees

Information with respect to procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Corporate Governance — Shareholder Nomination of Directors” included in our proxy statement relating to our 2009 annual meeting of shareholders.

Audit and Compliance Committee

Information relating to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit Committee Report” included in our proxy statement relating to our 2009 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the Executive Compensation is incorporated by reference to the information contained under the caption “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” included in our proxy statement relating to our 2009 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our 2009 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to compensation plans under which shares of Corporation common stock are authorized for issuance:

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

(2)

Includes various stock option agreements entered into with employees of the Bank between January 14, 2000 and November 1, 2005. For additional information regarding the terms of these stock options, see note 12 to the Corporation’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” included in our proxy statement relating to our 2009 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of the Appointment of Independent Registered Accounting Firm” included in our proxy statement relating to our 2009 annual meeting of shareholders.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements: See Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.6	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(1)
10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Directors(1)
10.3	Form of Tennessee Commerce Bancorp, Inc. — 1999 Stock Option - Incorporators(1)
10.4	Form of Tennessee Commerce Bancorp, Inc. — 2003 Stock Option - Directors(1)
10.5	Tennessee Commerce Bancorp, Inc. — 1999 Stock Option Agreement with Arthur F. Helf(1)
10.6	Tennessee Commerce Bancorp, Inc. — 1999 Stock Option Agreement with Michael R. Sapp(1)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(1)
10.8	Amended and Restated Employment Agreement, dated as of December 30, 2008, between Tennessee Commerce Bank and Arthur F. Helf(7)
10.9	Amended and Restated Employment Agreement, dated as of December 30, 2008, between Tennessee Commerce Bank and Michael R. Sapp(7)
10.10	Amended and Restated Employment Agreement, dated as of December 30, 2008, between Tennessee Commerce Bank and H. Lamar Cox(7)
10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(8)
10.12	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(9)
10.13	Letter Agreement dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6)
21.1	Subsidiaries
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2008 and incorporated herein by reference.

(6)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2008, and incorporated herein by reference.

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2009, and incorporated herein by reference.

(8)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by reference.

(9)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Arthur F. Helf
Arthur F. Helf, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2009

By:	/s/ Frank Perez
Frank Perez, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities as directors.

By:	/s/ H. Lamar Cox	By:	/s/ Paul W. Dierksen
	H. Lamar Cox		Paul W. Dierksen
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Dennis L. Grimaud	By:	/s/ Arthur F. Helf
	Dennis L. Grimaud		Arthur F. Helf
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ William W. McInnes	By:	/s/ Thomas R. Miller
	William W. McInnes		Thomas R. Miller
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Darrel Reifschneider	By:	/s/ Michael R. Sapp
	Darrel Reifschneider		Michael R. Sapp
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ Dr. Paul A. Thomas
Dr. Paul A. Thomas
Date:	March 16, 2009

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.  The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

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

Management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Corporation’s system of internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting as of December 31, 2008.

KraftCPAs PLLC, the Corporation’s independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting which appears on page F-3 of this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors

Tennessee Commerce Bancorp, Inc.

We have audited the internal control over financial reporting of Tennessee Commerce Bancorp, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tennessee Commerce Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/KraftCPAs PLLC

Nashville, Tennessee

March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Tennessee Commerce Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Commerce Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of Tennessee Commerce Bancorp, Inc.’s internal control over financial reporting.

/s/KraftCPAs PLLC

Nashville, Tennessee

March 13, 2009

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands except share data)	2008	2007
ASSETS
Cash and due from financial institutions	$5,260	$5,236
Federal funds sold	35,538	9,573
Cash and cash equivalents	40,798	14,809

Securities available for sale	101,290	73,753

Loans	1,036,725	794,322
Allowance for loan losses	(13,454)	(10,321)
Net loans	1,023,271	784,001

Premises and equipment, net	2,330	1,413
Accrued interest receivable	8,115	5,901
Restricted equity securities	1,685	938
Income tax receivable	4,430	1,886
Other assets	36,165	17,452

Total assets	$1,218,084	$900,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$24,217	$27,427
Interest-bearing	1,044,926	787,626
Total deposits	1,069,143	815,053

Federal funds purchased	—	2,000
Accrued interest payable	3,315	2,292
Short-term borrowings	10,000	7,000
Accrued bonuses	917	1,700
Deferred tax liability	8,695	139
Other liabilities	1,069	600
Long-term subordinated debt	23,198	8,248
Total liabilities	1,116,337	837,032
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at December 31, 2008: none at December 31, 2007	15,000	—
Common stock, $0.50 par value; 10,000,000 shares authorized at December 31, 2008 and December 31, 2007; 4,731,696 and 4,724,196 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2,366	2,362
Common stock warrants	453	—
Additional paid-in capital	59,946	45,024
Retained earnings	23,180	15,426
Accumulated other comprehensive income	802	309
Total shareholders’ equity	101,747	63,121

Total liabilities and shareholders’ equity	$1,218,084	$900,153

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share data)	2008	2007	2006
Interest income
Loans, including fees	$71,101	$58,114	$38,382
Securities	4,717	3,492	2,216
Federal funds sold	160	600	647
Total interest income	75,978	62,206	41,245

Interest expense
Deposits	39,271	34,245	21,216
Other	1,756	689	652
Total interest expense	41,027	34,934	21,868

Net interest income	34,951	27,272	19,377

Provision for loan losses	9,111	6,350	4,350

Net interest income after provision for loan losses	25,840	20,922	15,027

Non-interest income
Service charges on deposit accounts	122	132	112
Gain on sale of loans	3,750	2,687	2,025
Other	422	61	(374)
Total non-interest income	4,294	2,880	1,763

Non-interest expense
Salaries and employee benefits	9,100	7,977	5,047
Occupancy and equipment	1,422	1,109	844
Data processing fees	1,210	983	701
Professional fees	2,012	779	786
Other	3,864	2,415	1,678
Total non-interest expense	17,608	13,263	9,056

Income before income taxes	12,526	10,539	7,734

Income tax expense	4,772	3,643	2,985

Net income	$7,754	$6,896	$4,749

Earnings per share (EPS):
Basic EPS	$1.64	$1.49	$1.24
Diluted EPS	1.60	1.41	1.14

Weighted average shares outstanding:
Basic	4,731,204	4,613,342	3,822,655
Diluted	4,852,065	4,892,167	4,157,338

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
(Dollars in thousands except share data)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2005	—	1,619	—	21,401	3,781	(371)	26,430
Comprehensive income
Net income	—	—	—	—	4,749	—	4,749
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $53 in tax	—	—	—	—	—	84	84

Total comprehensive income	—	—	—	—	—	—	4,833

Issuance of 1,150,000 common shares	—	575	—	18,452	—	—	19,027
Exercise of stock options to purchase 63,000 common shares and related tax benefit	—	32	—	820	—	—	852
Stock-based compensation expense	—	—	—	82	—	—	82

Balance at December 31, 2006	—	2,226	—	40,755	8,530	(287)	51,224
Comprehensive income
Net income	—	—	—	—	6,896	—	6,896
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $366 in tax	—	—	—	—	—	596	596

Total comprehensive income	—	—	—	—	—	—	7,492

Exercise of stock options to purchase 272,522 common shares and related tax benefit	—	136	—	3,995	—	—	4,131
Stock-based compensation expense	—	—	—	259	—	—	259
Section 16 profit reimbursement	—	—	—	15	—	—	15

Balance at December 31, 2007	—	2,362	—	45,024	15,426	309	63,121
Comprehensive income
Net income	—	—	—	—	7,754	—	7,754
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $477 in tax	—	—	—	—	—	770	770
Reclassification adjustment for gains included in net income, net of $170 in tax						(277)	(277)

Total comprehensive income	—	—	—	—	—	—	8,247

Issuance of preferred stock	15,000	—	—	14,547	—	—	29,547
Issuance of common stock warrant	—	—	453	—	—	—	453
Exercise of stock options to purchase 7,500 common shares and related tax benefit	—	4	—	86	—	—	90
Stock-based compensation expense	—	—	—	289	—	—	289

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share data)	2008	2007	2006

Cash flows from operating activities
Net income	$7,754	$6,896	$4,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	423	333	259
Deferred loan fees	(210)	919	234
Provision for loan losses	9,111	6,350	4,350
FHLB stock dividends	—	—	(32)
Stock-based compensation expense	289	259	82
Deferred income tax	8,255	408	(198)
Net amortization of investment securities	(52)	11	14
Gain on sales of securities	(447)	(26)	—
Change in:
Accrued interest receivable	(2,214)	(1,785)	(1,968)
Accrued interest payable	1,023	564	602
Income tax receivable	(2,544)	(1,886)	—
Other assets	(18,263)	(10,442)	(2,352)
Other liabilities	(314)	549	1,220
Net cash from operating activities	2,811	2,150	6,960

Cash flows from investing activities
Purchases of securities available for sale	(101,560)	(43,898)	(26,781)
Proceeds from sales of securities available for sale	46,603	25,850	—
Proceeds from maturities, prepayments and calls of securities available for sale	28,713	2,216	1,953
Net change in loans	(248,171)	(252,720)	(198,947)
Purchases of FHLB Stock	(747)	(305)	(218)
Net purchases of premises and equipment	(1,340)	(113)	(1,123)
Net cash used by investing activities	(276,502)	(268,970)	(225,116)

Cash flows from financing activities
Net change in deposits	254,090	254,486	192,862
Net change in federal funds purchased and repurchase agreements	(2,000)	2,000	—
Payments on short-term debt	(7,000)	—	—
Proceeds from long-term subordinated debt	14,950	—	—
Proceeds from issuance of common stock	—	—	19,027
Purchase of capital securities of unconsolidated subsidiary	(450)	—	—
Proceeds from issuance of preferred stock and common stock warrant	30,000	—	—
Proceeds from exercise of common stock options	38	2,152	596
Proceeds from issuance of short-term debt	10,000	7,000	—
Excess tax benefit from option exercises	52	1,979	256
Section 16 profit reimbursement	—	15	—
Net cash provided by financing activities	299,680	267,632	212,741

Net change in cash and cash equivalents	25,989	812	(5,415)

Cash and cash equivalents at beginning of period	14,809	13,997	19,412

Cash and cash equivalents at end of period	$40,798	$14,809	$13,997

Supplemental cash flow information:
Cash paid during period for interest	$40,004	$34,370	$21,266
Cash paid during period for income taxes	1,125	4,745	2,075

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

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Tennessee Commerce Bancorp, Inc. (the “Corporation”) and its wholly-owned subsidiaries, Tennessee Commerce Bank (the “Bank”) and TCB Commercial Asset Services, Inc. (“TCB”). Tennessee Commerce Statutory Trust I and Tennessee Commerce Statutory Trust II are not consolidated and are accounted for under the equity method. Material intercompany accounts and transactions have been eliminated.

Nature of Operations:  The Corporation was formed in July 2000. The Bank received its charter as a state bank and opened for business in January 2000. Substantially all of the assets, liabilities and operations presented in the consolidated financial statements are attributable to the Bank. The Bank provides a variety of banking services to individuals and businesses in Middle Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, lease financing, real estate mortgage and installment loans. In July 2008, the Corporation formed a wholly owned subsidiary, TCB Commercial Asset Services, Inc. (“TCB”). This subsidiary purchases, at fair market value, and then sells assets for the Bank.

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

Securities:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities,” all securities are classified as available for sale. The Bank has no trading securities or held to maturity securities as of December 31, 2008.

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

Interest income includes amortization of purchase premiums or discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary. Any such losses are charged to earnings. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Tax Leases: Tax leases comprised approximately $52,805,000 and $22,752,000 of loans on the balance sheet at December 31, 2008 and 2007, respectively. In accordance with SFAS No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”), at the time of investment, the tax lease asset is recorded along with unearned interest income followed by periodic journal entries to record the interest income and maintain an accurate representation of the investment balance. The current balance is part of “Loans” on the balance sheet and as “Other” on the Summary of Loans in Note 3. For 2008, the tax leases created a net timing difference of approximately $25,728,000.  Net deductions of approximately $18,833,000 were allowed for tax, but not book. For 2007, the tax leases created a net timing difference of approximately $4,800,000.  Net deductions of approximately $4,800,000 were allowed for tax, but not book.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience and adjusted for current factors including the economic environment. The allowance also includes an unallocated component. Management believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and global economy.

Management periodically reviews the loan portfolio. A loan is placed on non-accrual status when it is 90 days or more past due and immediate collection is doubtful. The non-accrual loans are reviewed periodically for impairment. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans are charged-off at a time when the collection efforts are reasonably deemed uncollectable.

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

Other Real Estate and Repossessed Assets:  Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value, less costs to sell, at the date of foreclosure, determined by appraisal. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. Subsequent expenses are expensed as they occur after any re-acquisitions. Other real estate owned is included in other assets on the balance sheet, with a carrying value of approximately $5,764,000 and $690,000 in 2008 and 2007, respectively. Repossessed assets acquired by foreclosure are carried at the lower of the recorded investment in the asset or its estimated fair value. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. These repossessed assets are either disposed of by the Bank or sold to TCB. Subsequent expenses are expensed as they occur after any re-acquisitions. Repossessions are included in other assets on the balance sheet, with a carrying value of approximately $10,694,000 and $7,028,000 in 2008 and 2007, respectively. If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by TCB at fair market value.  The sole purpose of TCB is the resale of assets repossessed by the Bank. At December 31, 2008, TCB had purchased approximately $4,701,000 and nothing in prior years; TCB carries these purchases as inventory.

Gain on Sale of Loans: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity. The Bank records the transfer by allocating the carrying amount of the financial asset between the assets sold, and the retained interests, if any, based on their relative fair values at the date of transfer. Estimates of expected future cash flows are used to determine fair value on the date of transfer. The gain on sale is presented as a component of non-interest income.

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

When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable.  It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value.  Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received.  To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved.

Servicing Assets: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. When the Bank sells loans to others that it continues to service, a servicing asset is recorded at fair value. The Corporation values its servicing assets by allocating the carrying value of the financial asset between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. Capitalized servicing rights are reported in other assets and are amortized over the life of the loan being serviced. Servicing assets totaled approximately $216,000, $210,000 and $128,000 for the years ended 2008, 2007 and 2006, respectively. Servicing assets are included on the balance sheet with other assets.

We initially measure all separately recognized servicing assets and servicing liabilities at fair value. We subsequently measure such assets and liabilities using either the amortization method, where we amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, where we measure servicing assets or servicing liabilities at fair value at each reporting date. We report fair value changes in our earnings during the period in which they occur. Because of the nature of our servicing assets, quoted market prices may not be available, prohibiting us from using the fair value method. Therefore, if no quoted market prices are available, we use the amortization method. We assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. After considering costs to service, we generally value the servicing assets at approximately 0.20% of the assets’ fair value. As a result of the adoption of SFAS 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), we did not have a material change in the valuation of our servicing assets or servicing liabilities for the year ended December 31, 2008.

Income Per Common Share: Basic income per share available to common stockholders (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.

Stock-Based Compensation:  Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-based Payment,” using the modified prospective transition method.  Accordingly, the Corporation has recorded stock-based employee compensation cost based on the fair value method using the Black-Scholes valuation model starting in 2006.  For 2008, adopting this standard resulted in a reduction of income before income taxes of $289,000, a reduction in net income of $110,000 and a decrease in basic and diluted earnings per share of $0.07 and $0.07. For 2007, adopting this standard resulted in a reduction of income before income taxes of $259,000, a reduction in net income of $169,000 and a decrease in basic and diluted earnings per share of $0.04 and $0.03. For 2006, adopting this standard resulted in a reduction of income before income taxes of $82,000, a reduction in net income of $51,000, and a decrease in basic and diluted earnings per share of $.01 and $.01.

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

The Corporation adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely that not” test, no tax benefit is recorded.  The adoption had no effect on the Corporation’s consolidated financial statements.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Advertising Costs:  Advertising costs are generally charged to operations in the year incurred and totaled approximately $107,000, $73,000 and $206,000 in 2008, 2007 and 2006.

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

Restrictions on Cash:  Cash on hand or on deposit with other banks of approximately $294,000 and $227,000 was required to meet regulatory reserve and clearing requirements at year-end 2008 and 2007, respectively. These balances do not earn interest.

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation, which would limit dividends payable by the Corporation to its shareholders. In addition, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Corporation (“Series A Preferred Stock”) includes certain restrictions regarding the payment of dividends on the Corporation’s common stock. For more information regarding these restrictions, see Note 15.

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

Recently Issued Accounting Standards:  In September 2006, the FASB released SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation adopted SFAS 157 on January 1, 2008 and determined that it had no impact on the consolidated financial statements of the Corporation.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value, on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective as of January 1, 2008; and had no impact on the consolidated financial statements of the Corporation because the Corporation did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Corporation upon issuance, including prior periods for which financial statements have not been issued. Therefore, it was effective for the Corporation’s consolidated financial statements as of and for the year ended December 31, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Corporation’s consolidated financial position or results of operations.

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

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
(Dollars in thousands)	Value	Gains	Losses

2008

U.S. Government agencies	$95,195	$1,197	$(51)
Corporate debt securities	239	2	—
Corporate bonds	411	—	(82)
Other	5,445	228	—

	$101,290	$1,427	$(133)

2007

U.S. Government agencies	$64,090	$504	$(36)
Mortgage-backed securities	5,306	—	(104)
Corporate debt securities	268	—	(12)
Corporate bonds	3,508	1	(54)
Other	581	201	—

	$73,753	$706	$(206)

Contractual maturities of debt securities at December 31, 2008 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one through five years	730
Due after five through ten years	26,957
Due after ten years	73,603

$101,290

Gross gains of approximately $447,000, $26,000 and $0 on sales of securities were recognized in 2008, 2007 and 2006, respectively Securities carried at approximately $74,979,000 and $11,735,000 at December 31, 2008 and 2007, respectively, were pledged. to secure deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

(Dollars in thousands)	2008	2007

Federal Home Loan Bank stock	$1,685	$938

Securities with unrealized losses at year-end 2008 and 2007, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

2008

U.S. Government agencies	$—	$—	$8,048	$51	$8,048	$51
Corporate debt securities	—	—	—	—	—	—
Corporate bonds	—	—	411	82	411	82

Total	$—	$—	$8,459	$133	$8,459	$133

2007

U.S. Government agencies	$60,119	$10	$3,971	$26	$64,090	$36
Mortgage-backed securities	—	—	5,234	104	5,234	104
Corporate debt securities	—	—	268	12	268	12
Corporate bonds	3,508	54	—	—	3,508	54

Total	$63,627	$64	$9,473	$142	$73,100	$206

Unrealized losses on U.S. government agency securities have not been recognized into income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely a result of increases in market interest rates. The unrealized losses on corporate securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely a result of increases in market interest rates. The fair value of the securities above is expected to recover as the securities approach their maturity dates and/or market rates decline.

NOTE 3 - LOANS

The following is a summary of loans outstanding by category at December 31:

(Dollars in thousands)	2008	2007
Real estate:

Construction	$181,638	$112,405
1 to 4 family residential	37,822	33,560
Other	171,150	143,973
Commercial, financial and agricultural	589,518	477,666
Consumer	3,572	3,966
Other	53,025	22,752
	1,036,725	794,322
Less: Allowance for loan losses	(13,454)	(10,321)

Net loans	$1,023,271	$784,001

The Bank records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The maximum extent of our recourse obligations on loans transferred during the three-year period ended December 31, 2008 was 10% of the amount transferred, adjusted for any early payoffs or terminations. The amount of the proceeds for loans that were transferred with recourse, that were recorded as a sale for each period follows.

(Dollars in thousands)	2008	2007	2006

Proceeds from loans transferred with recourse	$27,045	$40,590	$26,022

The Bank services loans for the benefit of others. The amount of loans being serviced for the benefit of others at year-end for each period follows:

	December 31,
(Dollars in thousands)	2008	2007	2006

Amount of loans being serviced	$105,177	$86,489	$66,465

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

Loans to principal officers, directors and their affiliates in 2008 were as follows:

(Dollars in thousands)	2008	2007

Beginning balance	$6,804	$8,724
New loans	11,888	4,475
Repayments	(2,267)	(6,395)

Ending balance	$16,425	$6,804

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$10,321	$6,968	$4,399
Provision charged to operating expenses	9,111	6,350	4,350
Loans charged-off	(6,099)	(3,310)	(2,037)
Recoveries	121	313	256

Balance at end of year	$13,454	$10,321	$6,968

Impaired loans were as follows:

(Dollars in thousands)	2008	2007

Loans with allocated allowance for loan losses	$11,603	$6,492

Amount of the allowance allocated to impaired loans	$3,203	$2,442

	2008	2007	2006

Average of impaired loans during the year	$7,875	$3,783	$2,719

The amount of interest income recognized for the time that these loans were impaired during 2008, 2007 and 2006 was not material to the financial statements.

Nonperforming loans were as follows:

(Dollars in thousands)	2008	2007	2006

Loans past due over 90 days still on accrual	$18,788	$1,992	$940
Nonaccrual loans	11,603	6,465	2,689

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 — PREMISES AND EQUIPMENT

Below is a summary of premises and equipment as of December 31, 2008 and 2007. Depreciation expense for 2008, 2007 and 2006 was approximately $423,000, $333,000 and $259,000, respectively.

(Dollars in thousands)	2008	2007

Leasehold improvements	$1,319	$903
Furniture and equipment	2,680	1,756
	3,999	2,659
Less: Allowance for depreciation	1,669	1,246

	$2,330	$1,413

The Bank leases office space, furniture and equipment under operating leases. Rent expense recognized in 2008, 2007 and 2006 amounted to approximately $660,000, $390,000 and $352,000, respectively. The remaining minimum lease payments related to the leases are as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2009	$639
2010	675
2011	689
2012	703
2013	706
2014-2017	2,881

$6,293

NOTE 6 - DEPOSITS

Time deposits greater than $100,000 amounted to approximately $566,084,000 in 2008 and approximately $364,797,000 in 2007.

At December 31, 2008, scheduled maturities of time deposits were as follows:

(Dollars in thousands)

2009	$879,830
2010	82,507
2011	8,276
2012	839
2013	4,522

Deposits held at the Bank by directors, executive officers and their related interests were approximately $14,706,000 and $3,960,000 at December 31, 2008 and 2007, respectively.

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER DEBT

The Federal Home Loan Bank (“FHLB”) of Cincinnati advances funds to the Bank with the requirement that the advances are secured by securities and qualifying loans, essentially home mortgages (1-4 family residential). The Bank has an available line of $16,805,000 with the FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Corporation had $1,685,000 of such stock at December 31, 2008 to satisfy this requirement.

At December 31, 2008, the Bank had received no advances from the FHLB and, therefore, had pledged no securities or qualifying loans to the FHLB.

At December 31, 2008, the Bank had approximately $48,700,000 in available federal funds lines (or the equivalent thereof) with correspondent banks.  At December 31, 2008, the Bank had no federal funds purchased.

In September 2008, the Bank entered into a short-term revolving line of credit with First Tennessee Bank, National Association, pursuant to which First Tennessee agreed to loan the Bank up to $15,000,000.  First Tennessee’s obligation to make advances to the Bank under this line of credit terminates on April 30, 2009.  At December 31, 2008, the Bank had outstanding borrowings of $10,000,000 under this line of credit.

NOTE 8 — INCOME TAXES

Income tax expense (benefit) recognized in each year is made up of current and deferred federal and state tax amounts shown below:

(Dollars in thousands)	2008	2007	2006

Current federal	$(3,466)	$2,897	$2,730
Current state	(14)	338	453
Deferred federal	7,789	369	(164)
Deferred state	463	39	(34)

	$4,772	$3,643	$2,985

The tax effect of each type of temporary difference that results in net deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2008	2007
Assets
Allowance for loan losses	$4,852	$3,428
Nonaccrual loan interest	337	245
Net deferred loan fees	556	641
Federal net operating loss carryforward	778	—
Tax credit carryforward	463	—
Other	245	—
Total deferred tax assets	7,231	4,314

Liabilities
Tax leases	(12,593)	(2,733)
Unrealized (gain) loss on securities	(495)	(191)
SFAS 140 income adjustments	(2,243)	(1,476)
Depreciation	(165)	(31)
Other	(430)	(22)
Total deferred tax asset (liability)	(15,926)	(4,453)

Net deferred tax asset (liability)	$(8,695)	$(139)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) follows:

(Dollars in thousands)	2008	2007	2006

Tax expense at statutory rate	$4,259	$3,583	$2,630
State income tax effect	296	249	277
Other	217	(189)	78

Income tax expense	$4,772	$3,643	$2,985

The Corporation had no unrecognized tax benefits as of December 31, 2007 and December 31, 2008.  No significant increase is expected over the next 12 months.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax accounts. No such accruals existed as of December 31, 2007 and December 31, 2008.

The Corporation and its subsidiaries file a consolidated U.S. federal income tax return and various returns in states where its banking offices are located. The Corporation’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2005.

The deferred tax liability itemized above as “SFAS 140 income adjustments” originated from the transfers of both loans and leases in accordance with SFAS 140. The increase in this deferred tax liability for the year ended December 31, 2008 compared to the year ended December 31, 2007 was related to the transfer of leases. For more information, please see the discussion in the section above entitled “Tax Leases” in Note 1 on page F-10.

The Bank has a federal net operating loss carryforward of $2.3 million that will expire in 2028, if not previously utilized.

The Bank has a federal alternative minimum tax credit carryforward of approximately $428,000 that will not expire, and a federal general business tax credit carryforward of approximately $35,000 that will begin to expire in 2026, if not previously utilized.

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

The following table reflects financial instruments for which contract amounts represented credit risk as of December 31, for the following years:

	2008		2007
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Commitments to extend credit	$39,529	$137,950	$18,380	$107,663
Standby letters of credit and financial guarantees	—	12,045	—	11,063

Commitments to make loans are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 4% to 11% and maturities ranging from two months to five years.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

The Bank primarily serves customers located in Middle Tennessee. As such, the Bank’s loans, commitments and letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented above in Note 3.

NOTE 10 – EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have satisfied the minimum age and service requirements. The Bank may make discretionary contributions and employees vest in employer contributions over five years. The Bank made no contributions to the plan during 2008, 2007 or 2006.

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

The Corporation and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized,” “adequately capitalized,” and “well capitalized.” As of December 31, 2008 and 2007, the most recent notification from the Bank’s regulatory authority categorized the Corporation and the Bank as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Corporation and the Bank’s category.

The Bank and the Corporation’s capital amounts and ratios at December 31, 2008 and 2007 are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008

Total risk-based
Bank	$120,746	11.01%	$87,716	8.0%	$109,645	10.0%
Corporation	$136,900	12.42%	$88,207	8.0%	n/a

Tier 1 to risk-based
Bank	$107,292	9.79%	$43,858	4.0%	$65,787	6.0%
Corporation	$123,446	11.20%	$44,103	4.0%	n/a

Tier 1 leverage
Bank	$107,292	9.26%	$46,359	4.0%	$57,949	5.0%
Corporation	$123,446	10.62%	$46,473	4.0%	n/a

2007

Total risk-based
Bank	$86,935	10.5%	$66,204	8.0%	$82,755	10.0%
Corporation	$81,133	9.8%	$66,240	8.0%	n/a

Tier 1 to risk-based
Bank	$76,614	9.3%	$33,102	4.0%	$49,653	6.0%
Corporation	$70,812	8.6%	$33,120	4.0%	n/a

Tier 1 leverage
Bank	$76,614	8.8%	$35,019	4.0%	$43,774	5.0%
Corporation	$70,812	8.1%	$35,029	4.0%	n/a

NOTE 12 – STOCK OPTIONS

Below is a summary of certain rights and provisions of the stock options the Corporation has issued. All stock options and the related strike price reflect the impact of the two-for-one stock split on December 31, 2003. All options expire ten years from the date of grant.

The original 14 incorporators and members of the Board of Directors were granted an aggregate of options to purchase 122,500 shares of common stock at $5.00 per share in connection with organization activities. Each of these options was immediately vested on the date of grant. In 2002, 2006 and 2007, options to purchase 10,000, 11,000 and 65,900 shares of common stock, respectively, were exercised, leaving options to purchase 35,600 shares outstanding.

Pursuant to employment agreements, executive officers received options equal to 14% of the shares sold in the original offering at an exercise price of $5.00 per share. Based on the initial sale of 1,817,440 shares, executive officer received options to purchase 254,440 shares, which options vest over three years. Of this total, options to purchase 24,232 shares were exercised and options to purchase 12,116 shares were forfeited in 2002, and options to purchase 2,000 shares were exercised in 2004.  In August 2003, the Board of Directors approved an option plan for active directors and incorporators in recognition of their four years of service to the Bank without compensation. An aggregate of options to purchase 320,000 shares at a price of $10.50 per share were included in this plan. These options were immediately vested on the date of grant. In 2006 and 2007, options to purchase 50,000 and 60,000 shares, respectively, were exercised, leaving options to purchase 210,000 shares outstanding.

In 2006, options to purchase 1,000 shares were exercised and in 2007, options to purchase 93,372 shares were exercised leaving an outstanding balance of options to purchase 121,720 shares. In August 2005, one executive officer was granted options to purchase 5,000 shares. Of these, options to purchase 2,500 shares immediately vested and the remaining vested one year later. In November 2005, one executive officer was granted options to purchase 6,250 shares that immediately vested. Of these 2005 grants, all were exercised in 2007, leaving no options outstanding at December 31, 2007. In June 2007, four executive officers were granted options to purchase 50,000 shares each at an exercise price of $25.00 per share to vest over five years based 20% on service and 80% on performance. Of these, options to purchase 200,000 shares were outstanding with options to purchase 40,000 shares vested at December 31, 2007. In 2008, three executive officers were granted options to purchase 50,000 shares at a an exercise price of $22.15 per share to vest over five years based 20% on service and 80% on performance. Of these, options to purchase 150,000 shares were outstanding with options to purchase 23,000 shares vested at December 31, 2008.

In 2008, options to purchase 7,500 shares were exercised at an exercise price of $5.00 per share, and options to purchase 108,876 shares were forfeited.

The Board of Directors has granted incentive options to various employees who are not executive officers. Incentive options are used for recruiting and retention purposes and to recognize performance. Employee incentive options include options to purchase 13,000 shares at $5.00 per share granted in 2000 and 2001. An aggregate of options to purchase 5,000 shares have been forfeited by former employees, options to purchase 3,000 shares were exercised on December 31, 2003, and options to purchase 1,000 shares were exercised in 2004. Options to purchase an additional 2,000 shares were exercised in 2007 leaving options to purchase 2,000 shares outstanding at December 31, 2007. None of these options were exercised in 2008. In March 2003, options to purchase 9,000 shares at $7.50 per share were granted. In 2007, options to purchase 4,000 shares were exercised leaving options to purchase 5,000 shares outstanding at December 31, 2007. None of these options were exercised in 2008. In December 2003, options to purchase 31,000 shares at $10.50 per share were granted. Of these, options to purchase 5,000 shares were forfeited in 2004. In 2006, options to purchase 1,000 shares were exercised and in 2007, options to purchase 12,000 shares were exercised, leaving options to purchase 13,000 shares outstanding at December 31, 2007. None of these options were exercised in 2008. All of these incentive options vested in two years. In July 2005 and August 2005, options to purchase 69,000 and 10,000 shares respectively, were granted. On each grant date, half of all options immediately vested with the remaining options vesting one year later. In November 2005, options to purchase 10,000 shares were granted to employees and were immediately vested. Of these 2005 grants, options to purchase 3,750 shares were forfeited in 2006 and in 2007, options to purchase 24,000 shares were exercised, leaving options to purchase 61,250 shares outstanding at December 31, 2007. In 2008, none of the awards granted in 2005 were exercised or forfeited, leaving options to purchase 61,250 shares outstanding at December 31, 2008.

The fair value of options granted during 2008 was computed using option pricing models, using the following weighted-average assumptions as of grant date:

2008

Risk-free interest rate	3.27%
Expected option life	3.5 years
Dividend yield	0.0%
Volatility	20.0%

The weighted average fair value of options granted during 2008 was $4.45.

A summary of the activity related to stock options is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	798,570	$13.14	871,092	$8.78	937,842	$8.85
Options granted	150,000	22.15	200,000	25.00	—	—
Shares of restricted stock granted	10,955	—	—	—	—	—
Options exercised	(7,500)	5.00	(272,522)	7.91	(63,000)	9.45
Options forfeited or expired	(108,000)	23.47	—	—	(3,750)	16.00
Restricted stock forfeited	(876)		—		—
Outstanding at end of year	843,149	$13.49	798,570	$13.14	871,092	$8.78
Outstanding at end of year (less restricted stock)	833,070	$13.49	798,570	$13.14	871,092	$8.78

Options exercisable at year-end	669,470		638,570		871,092

At December 31, 2008, options outstanding had a weighted average remaining contractual term of 5.09 years and an aggregate intrinsic value of $6.00. At December 31, 2008, options exercisable had a weighted average remaining contractual term of 4.20 years and an aggregate intrinsic value of $6.00. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Corporation’s stock option plans was $136,275, $5,404,895 and $667,500, respectively. As of December 31, 2008, there was $28,600 unrecognized compensation costs related to nonvested stock options granted. This cost is expected to be recognized over a weighted average period of four years. Of the options to purchase 150,000 shares of common stock granted in 2008, 58,000 were forfeited or exercised, and only 23,000 vested, leaving 69,000 shares unvested as of December 31, 2008.  The respective weighted average fair values were approximately $117,000 and approximately $351,000 at December 31, 2007 and 2008, respectively.

Options outstanding at year-end 2008 were as follows:

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
Exercise		Contractual		Exercise
Prices	Number	Life	Number	Price

$5.00	151,820	1.0 years	151,820	$5.00
$7.50	95,000	4.0 years	95,000	$7.50
$10.50	223,000	4.0 years	223,000	$10.50
$11.00	60,000	5.0 years	60,000	$11.00
$16.00	61,250	6.8 years	61,250	$16.00
$25.00	150,000	8.5 years	60,000	$25.00
$22.15	92,000	9.0 years	18,400	$22.15

Outstanding at year-end	833,070	5.1 years	669,470	$10.99

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

The estimated fair values of the Bank’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from financial institutions	$5,260	$5,260	$5,236	$5,236
Federal funds sold	35,538	35,538	9,573	9,573
Securities available for sale	101,290	101,290	73,753	73,753
Loans, net	1,023,271	1,114,151	784,001	799,545
Accrued interest receivable	8,115	8,115	5,901	5,901
Restricted equity securities	1,685	1,685	938	938
Financial liabilities
Deposits	$1,069,143	$1,106,907	$815,053	$828,176
Federal fund purchased	—	—	2,000	2,000
Accrued interest payable	3,315	3,315	2,292	2,292
Subordinated long-term debt	23,198	24,897	8,248	8,221
Short-term borrowings	10,000	10,000	7,000	7,000

The Bank has an established process for determining fair values of the financial instruments, in accordance with SFAS No. 157. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while management believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument, and

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

Assets

Securities - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement of these securities is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the year ended December 31, 2008, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy.  At December 31, 2008, the Bank had no securities classified within Level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available.  If no quoted market prices are available, the amortization method is used.  The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At December 31, 2008, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable.  It may also retain servicing assets or assume servicing liabilities that are initially measured at fair value.  Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received.  To obtain fair values, quoted market prices are used if available.  Quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions – credit losses and discount rates commensurate with the risks involved. At December 31, 2008, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans – A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses.  At December 31, 2008, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Other Assets – Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned. The carrying amount of these assets is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At December 31, 2008, the Bank had repossessions and other real estate owned measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy. Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation at fair market value.  The sole purpose of the subsidiary is the resale of assets reposed by the Bank.

Liabilities

Recourse Obligations – The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At December 31, 2008, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$101,290	$—	$101,290	$—
Servicing assets	216	—	—	216
Interest-only strips	5,244	—	—	5,244
Total assets at fair value	$106,750	$—	$101,290	$5,460

Recourse obligations	444	—	—	444
Total liabilities at fair value	$444	$—	$—	$444

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$11,603	$—	$—	$11,603
Inventory	4,701	—	—	4,701
Other Assets	16,457	—	—	16,457

Total assets at fair value	$32,761	$—	$—	$32,761

Liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

Changes in Level 3 Fair Value Measurements

The table below includes a roll-forward of the balance sheet amounts for 2008 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. Because, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Twelve months ended December 31, 2008 (in thousands)	Assets	Liabilities
Fair value, January 1, 2008	$3,564	$319
Total realized and unrealized gains/losses included in income	(2,897)	291
Purchases, issuances and settlements, net	4,793	(166)
Transfers in and/or out of level 3	—	—
Fair value, December 31, 2008	$5,460	$444
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31, 2008	$—	$—

NOTE 14 – EMPLOYMENT AGREEMENTS

The Bank has entered into employment agreements with three executive officers that have a term of two years and are automatically renewable each day during their term for one additional day so that the term of each is always two years, unless and until either the Bank or the executive provides notice of its intent not to renew.  In the event of a change in control of the Bank, each executive would be entitled to receive a lump sum payment equal to one dollar ($1) less than the amount that would constitute an “excess parachute payment,” as defined in Section 280G of the Internal Revenue Code.

NOTE 15 – CAPITAL STOCK

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

Series A Preferred Stock and Warrants – On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced its intention to inject capital into nine large U.S. financial institutions under the Troubled Asset Relief Program Capital Purchase Program (“CPP”)  and since has injected capital into many other financial institutions. On December 19, 2008, the Corporation entered into a Letter Agreement with Treasury pursuant to which, among other things, the Corporation sold to Treasury for an aggregate purchase price of $30 million, 30,000 shares of Series A Preferred Stock and a warrant to purchase up to 461,538 shares of common stock (the “Warrant”), of the Corporation. As a condition under the CPP, the Corporation’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 19, 2011, or until Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Corporation’s common shares. The Series A Preferred Stock pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A Preferred Stock or repurchasing or redeeming any shares of the Corporation’s common shares, other junior securities or preferred stock ranking pari passu with the Series A Preferred Stock in any quarter unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock (each a “Qualified Equity Offering”). Treasury may also transfer the Series A Preferred Stock to a third party at any time.

In addition, the terms of the Series A Preferred Stock include a restriction against increasing the Corporation’s common stock dividends from levels at the time of the initial investment by Treasury and prevent the Corporation from redeeming, purchasing or otherwise acquiring its common stock other than for certain stated exceptions. Historically, the Corporation has paid no dividends on its common stock. Therefore, the Corporation would have to seek Treasury’s consent to pay any dividends on shares of Corporation common stock. These restrictions will terminate on the earlier of the third anniversary of the date of issuance of the Series A Preferred Stock to Treasury and the date on which the Series A Preferred Stock issued to Treasury has been redeemed in whole or Treasury has transferred all of its Series A Preferred Stock to third parties.  In addition, the Corporation will be unable to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other stock ranking junior to, or in parity with, the Series A Preferred Stock if the Corporation fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements.

Warrant – The Warrant has a term of ten years and is exercisable at any time, in whole or in part, at an exercise price of $9.75 per share (subject to certain anti-dilution adjustments). Based on the Black Scholes options pricing model, the Warrant has been assigned a fair value of $1.2 million in the aggregate, as of December 19, 2008. Treasury may not exercise the Warrant for, or transfer the Warrant with respect to, more than half of the initial shares of common stock underlying the Warrant prior to the earlier of (i) the date on which the Corporation receives aggregate gross proceeds of not less than $30 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the Warrant will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least 100% of the aggregate liquidation preference of the Series A Preferred Stock ($30 million) from one or more Qualified Equity Offerings prior to December 31, 2009.

Stock Issuance: – On June 27, 2006, the Corporation’s Registration Statement on Form S-1, as amended (Registration 333-133539), was declared effective by the SEC.  Pursuant to the registration statement, the Corporation registered 1,150,000 shares of its common stock at a price of $18.00 per share.  On July 3, 2006, the Corporation received approximately $16,920,000 of net proceeds from the sale of 1,000,000 shares of its common stock in connection with its public offering, and on July 28, 2006, the Corporation received approximately $2,538,000 of net proceeds from the sale of 150,000 additional shares of its common stock issued in connection with the underwriters’ over-allotment option.  As of July 28, 2006, all 1,150,000 shares offered under the registration statement had been fully subscribed. FTN Midwest Securities Corp. and Sterne, Agee & Leach, Inc. were the managing underwriters for the offering.  The total expenses incurred for the Corporation’s account in connection with the issuance and distributions of the securities were approximately $431,000. The net offering proceeds to the Corporation after deducting the total expenses were $19,027,000.  These net proceeds were used to repay the approximately $5,000,000 outstanding balance on our revolving line of credit, to fund the continued expansion of our franchise and for general corporate purposes.

NOTE 16 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Corporation follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2008	2007
ASSETS
Cash and cash equivalents	$17,427	$777
Investment in banking subsidiary	115,010	76,923
Other	2,782	944

Total assets	$135,219	$78,644

LIABILITIES AND EQUITY
Interest payable	$24	$25
Other short term payables	10,250	7,250
Subordinated long term debt	23,198	8,248
Shareholders’ equity	101,747	63,121

Total liabilities and equity	$135,219	$78,644

CONDENSED STATEMENTS OF INCOME

	For Years ended December 31,
	2008	2007	2006

Dividend and interest income	$69	$17	17
Interest expense	(1,487)	(632)	(597)
Non-interest expense	(2,508)	(1,261)	(826)

Income (loss) before income tax and undistributed subsidiary income	(3,926)	(1,876)	(1,406)
Income tax (expense) benefit	1,388	696	542
Equity in undistributed subsidiary income	10,292	8,076	5,613

Net income	$7,754	$6,896	$4,749

CONDENSED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$7,754	$6,896	$4,749
Adjustments:
Change in other assets and liabilities	(8,388)	234	(507)
Equity in undistributed subsidiary income	(10,292)	(8,076)	(5,613)
Net cash from operating activities	(10,926)	(946)	(1,371)

Cash flows from investing activities
Investments in subsidiaries	(20,303)	(15,990)	(13,000)
Other assets	—	—	—

Net cash from investing activities	(20,303)	(15,990)	(13,000)

Cash flows from financing activities
Proceeds from long-term subordinated debt	14,950	—	—
Proceeds from issuance of common stock	—	—	19,027
Purchase of capital securities of unconsolidated subsidiary	(450)	—	—
Proceeds from issuance of preferred stock and common stock warrant	30,000	—	—
Proceeds from exercise of stock options and excess tax benefit	379	4,405	852
Proceeds from issuance of short-term debt	3,000	7,000	—
Net cash from financing activities	47,879	11,405	19,879

Net change in cash and cash equivalents	16,650	(5,531)	5,508

Beginning cash and cash equivalents	777	6,308	800

Ending cash and cash equivalents	$17,427	$777	$6,308

NOTE 17 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

(Dollars in thousands except share data)	2008	2007	2006
Basic
Net income	$7,754	$6,896	$4,749

Weighted average common shares outstanding	4,731,204	4,613,342	3,822,655

Basic earnings per common share	$1.64	$1.49	$1.24

Diluted
Net income	$7,754	$6,896	$4,749

Weighted average common shares outstanding for basic earnings per common share	4,731,204	4,613,342	3,822,655
Add: Dilutive effects of assumed exercises of stock options	120,861	278,825	334,683

Average shares and dilutive potential common shares	4,852,065	4,892,167	4,157,338

Diluted earnings per common share	$1.60	$1.41	$1.14

No options were anti-dilutive for 2006. For 2007, 40,000 vested options at a strike price of $25.00 were anti-dilutive and were excluded from the calculation of diluted earnings per share. For 2008, 439,250 vested options and 461,538 warrants were anti-dilutive.

NOTE 18 – TRUST PREFERRED SECURITIES

In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust (“Trust I”). In March 2005, Trust I issued and sold 8,000 of Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. At the same time, the Corporation issued to Trust I $8,248,000 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The trust preferred securities qualify as “Tier I Capital” under current regulatory definitions subject to certain limitations.

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

In June 2008, Tennessee Commerce Statutory Trust II, a Delaware statutory trust (“Trust II”), issued and sold 14,500 of its floating rate capital securities, with a liquidation amount of $1,000 per capital security, in a private placement. The securities pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). At the same time, the Corporation issued to Trust II $14.95 million of floating rate junior subordinated deferrable interest debentures due 2038. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions subject to certain limitations.

The debentures pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). The distributions on the capital securities are accounted for as interest expense by the Corporation. Interest payments on the debentures and the corresponding distributions on the capital securities may be deferred at any time at the election of the Corporation for up to 20 consecutive quarterly periods (five years). The capital securities and debentures are redeemable at any time commencing after June 2013 at par. The Corporation reports as liabilities the subordinated debentures issued by the Corporation and held by Trust II.

NOTE 19 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the years ended December 31, 2008 and 2007 follows:

	First	Second	Third	Fourth
(In thousands except share data)	Quarter	Quarter	Quarter	Quarter
2008
Interest income	$17,486	$18,429	$19,756	$20,307
Net interest income	7,462	8,396	9,274	9,819
Provision for loan losses	1,600	2,340	1,850	3,321
Income before taxes	2,245	3,009	3,076	4,196
Net income	1,375	1,846	1,886	2,647
Basic earnings per share	$0.29	$0.39	$0.40	$0.56
Diluted earnings per share	$0.28	$0.38	$0.39	$0.55

2007
Interest income	$12,971	$14,852	$16,371	$18,012
Net interest income	5,585	6,646	7,090	7,951
Provision for loan losses	1,500	1,500	1,300	2,050
Income before taxes	2,292	2,659	2,893	2,695
Net income	1,406	1,611	1,777	2,102
Basic earnings per share	$0.31	$0.36	$0.38	$0.44
Diluted earnings per share	$0.29	$0.34	$0.36	$0.42

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.4	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.6	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(1)
10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option – Directors(1)
10.3	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Incorporators(1)
10.4	Form of Tennessee Commerce Bancorp, Inc. 2003 Stock Option - Directors(1)
10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf(1)
10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp(1)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(1)
10.8	Amended and Restated Employment Agreement, dated as of December 30, 2008, between Tennessee Commerce Bank and Arthur F. Helf(7)
10.9	Amended and Restated Employment Agreement, dated as of December 30, 2008, between Tennessee Commerce Bank and Michael R. Sapp(7)
10.10	Amended and Restated Employment Agreement, dated as of December 30, 2008, between Tennessee Commerce Bank and H. Lamar Cox(7)
10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(8)
10.12	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(9)
10.13	Letter Agreement, dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6)
21.1	Subsidiaries
23.1	Report of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005 and incorporated herein by reference.

(2)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 18, 2008 and incorporated herein by reference.

(3)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2008 and incorporated herein by reference.

(4)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 2007 (Registration No. 333-148415), and incorporated herein by reference.

(5)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2008 and incorporated herein by reference.

(6)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2009 and incorporated herein by reference.

(8)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2007 and incorporated herein by reference.

(9)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008 and incorporated herein by reference.