Form 10-Q
period 2009-03-31
Tennessee Commerce Bancorp, Inc.
filed 2009-05-11
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 06, 2009 there were 4,733,712 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(Dollars in thousands except share data)	2009	2008(1)
ASSETS
Cash and due from financial institutions	$5,754	$5,260
Federal funds sold	25	35,538
Cash and cash equivalents	5,779	40,798

Securities available for sale	100,013	101,290

Loans	1,103,942	1,036,725
Allowance for loan losses	(15,424)	(13,454)
Net loans	1,088,518	1,023,271

Premises and equipment, net	2,230	2,330
Accrued interest receivable	8,689	8,115
Restricted equity securities	2,152	1,685
Income tax receivable	5,832	4,430
Other assets	61,921	36,165

Total assets	$1,275,134	$1,218,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$23,258	$24,217
Interest-bearing	1,072,049	1,044,926
Total deposits	1,095,307	1,069,143

FHLB advances	15,153	—
Federal funds purchased	20,479	—
Accrued interest payable	3,268	3,315
Accrued dividend payable	188	—
Short-term borrowings	10,000	10,000
Accrued bonuses	—	917
Deferred tax liability	8,404	8,695
Other liabilities	1,095	1,069
Long-term subordinated debt	23,198	23,198
Total liabilities	1,177,092	1,116,337
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at March 31, 2009 and December 31, 2008, respectively	15,000	15,000
Common stock, $0.50 par value; 10,000,000 shares authorized at March 31, 2009 and December 31, 2008; 4,731,696 and 4,731,696 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,366	2,366
Common stock warrant	453	453
Additional paid-in capital	60,037	59,946
Retained earnings	20,520	23,180
Accumulated other comprehensive income	(334)	802
Total shareholders’ equity	98,042	101,747

Total liabilities and shareholders’ equity	$1,275,134	$1,218,084

(1) The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2009	2008
Interest income
Loans, including fees	$17,896	$16,382
Securities	1,555	1,033
Federal funds sold	5	71
Total interest income	19,456	17,486

Interest expense
Deposits	9,129	9,744
Other	487	280
Total interest expense	9,616	10,024

Net interest income	9,840	7,462

Provision for loan losses	8,514	1,600

Net interest income after provision for loan losses	1,326	5,862

Non-interest income
Service charges on deposit accounts	43	24
Securities gains (losses)	418	30
(Loss) gain on sale of loans	(360)	566
Other	(74)	(93)
Total non-interest income	27	527

Non-interest expense
Salaries and employee benefits	2,349	2,284
Occupancy and equipment	410	360
Data processing fees	304	285
Professional fees	390	375
Other	1,480	840
Total non-interest expense	4,933	4,144

(Loss) income before income taxes	(3,580)	2,245

Income tax (benefit) expense	(1,364)	870
Net (loss) income	(2,216)	1,375
Preferred stock dividends and accretion	(444)	—

Net (loss) income available to common shareholders	$(2,660)	$1,375

Earnings per share (EPS):
Basic EPS	$(0.56)	$0.29

Diluted EPS	(0.56)	0.28

Weighted average shares outstanding:
Basic	4,731,696	4,729,718
Diluted	4,731,696	4,890,711

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

			Warrant to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
(Dollars in thousands except share data)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	$—	$2,362	$—	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	—	—	1,375	—	1,375
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of income taxes	—	—	—	—	—	343	343

Total comprehensive income	—	—	—	—	—	—	1,718

Exercise of stock options to purchase 43,350 common shares and related tax benefit	—	4	—	86	—	—	90

Balance at March 31, 2008	$—	$2,366	$—	$45,110	$16,801	$652	$64,929

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net income	—	—	—	—	(2,660)	—	(2,660)
Unrealized gains on securities available for sale during the period, net of income taxes	—	—	—	—	—	(1,136)	(1,136)
Common stock warrant accretion				23			23
Stock-based compensation expense	—	—	—	68	—	—	68

Balance at March 31, 2009	$15,000	$2,366	$453	$60,037	$20,520	$(334)	$98,042

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Cash flows from operating activities
Net income	$(2,216)	$1,375
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	122	86
Deferred loan fees	41	(135)
Provision for loan losses	8,514	1,600
Stock-based compensation expense	68	—
Deferred income tax	—	(210)
Net amortization of investment securities	22	(36)
Gain on sales of securities	(418)	(30)
Change in:
Accrued interest receivable	(574)	(459)
Accrued interest payable	(47)	381
Other assets	(2,613)	(3,988)
Other liabilities	(502)	1,422
Net cash provided by operating activities	(2,397)	6

Cash flows from investing activities
Purchases of securities available for sale	(39,989)	(23,947)
Proceeds from sales of securities available for sale	19,428	12,292
Proceeds from maturities, prepayments and calls of securities available for sale	20,402	13,979
Net change in loans	(73,802)	(71,378)
Purchase of BOLI investment	(24,341)	—
Purchases of FHLB Stock	(467)	(411)
Net purchases of premises and equipment	(22)	(107)
Net cash used by investing activities	(98,791)	(69,572)

Cash flows from financing activities
Net change in deposits	26,164	46,496
Net change in federal funds purchased and repurchase agreements	20,479	14,175
Proceeds from FHLB advances and other long-term debt	15,153	—
Preferred stock dividends and accretion expense	444	—
Proceeds from exercise of common stock options	—	38
Excess tax benefit from option exercises	—	52
Net cash provided by financing activities	61,819	60,761

Net change in cash and cash equivalents	(35,019)	(8,805)

Cash and cash equivalents at beginning of period	40,798	14,809

Cash and cash equivalents at end of period	$5,779	$6,004

Supplemental cash flow information:
Cash paid during period for interest	$9,663	$9,643
Cash paid during period for income taxes	1,568	183

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services. As of March 31, 2009, the Bank, the Trust I, the Trust II and TCB Commercial Assets Services were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB Commercial Assets Services, Inc. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2009	2008
Basic
Net income available to common shareholders	$(2,660)	$1,375

Weighted average common shares outstanding	4,731,696	4,729,718

Basic earnings per common share	$(0.56)	$0.29

Diluted
Net income available to common shareholders	$(2,660)	$1,375

Weighted average common shares outstanding for basic earnings per common share	4,731,696	4,729,718
Add: Dilutive effects of assumed exercises of stock options (1)	—	160,993

Average shares and dilutive potential common shares	4,731,696	4,890,711

Diluted earnings per common share	$(0.56)	$0.28

(1)                All of the warrant and options were excluded from the calculation of diluted earnings per share in 2009 because they were anti-dilutive.

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

The Corporation adopted SFAS No. 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The accompanying consolidated financial statements as of and for the periods ended March 31, 2009 reflects the impact of adopting SFAS No. 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ended March 31, 2009 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ended March 31, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2009, the Corporation granted options to purchase 150,000 shares of Corporation common stock and there were 163,600 non-vested options outstanding prior to that period. There was $68 stock-based expense recognized for the three months ended March 31, 2009.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1)
Stock-based awards outstanding at December 31, 2008	833,070	$13.49
Options granted	150,000	5.85
Shares of restricted stock granted	—	—
Options exercised	—	—
Options forfeited or expired	(17,250)	5.80
Stock-based awards outstanding at March 31, 2009	965,820	$12.81	5.70	$(4,955)
Stock-based awards outstanding and expected to vest at March 31, 2009	965,820	$12.81	5.70	$(4,955)
Options exercisable at March 31, 2009	653,820	$11.71	4.08	$(2,635)

(1)                The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $7.68 for the outstanding options to purchase 965,820 shares of Corporation common stock and exercisable options to purchase 653,820 shares of Corporation common stock at March 31, 2009.

Number
Shares of restricted stock outstanding at December 31, 2008	10,079
Shares of restricted stock granted	—
Options forfeited or expired	—
Restricted stock-based awards outstanding at March 31, 2009	10,079
Restricted stock-based awards outstanding and expected to vest at March 31, 2009	10,079
Restricted stock exercisable at March 31, 2009	2,016

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2009	2008

Risk-free interest rate	0.30%	3.27%
Expected option life	5 years	3.5 years
Dividend yield	0.0%	0.0%

The Corporation granted options to purchase 150,000 shares of Corporation common stock in the first quarter of 2009 and in the first quarter of 2008. The options granted in 2009 had an estimated fair value of $2.28. The options granted in 2008 had an estimated fair value of $4.45. The options granted in 2007 had an estimated fair value of $5.75. The options granted during 2005 were granted in July, August and November and had an estimated fair value of $3.96, $4.07 and $4.26, respectively. The weighted average fair value of options granted during the year was $4.45 for 2008, $5.75 for 2007, $4.03 for 2005, $2.23 for 2004 and $2.29 for 2003. No options were granted in 2006.

Note 4 — Federal Home Loan Advances and Trust Preferred Securities

In October 2008, the Bank was approved for funding advances in an aggregate amount of $30,000 with terms from one to 100 days from The Federal Home Loan Bank of Cincinnati (“FHLB”), based on a collateral standard. The Bank’s available advance is based on 150% of eligible one-to-four family loans as collateral. The Bank is also required to maintain a minimum required capital stock balance that is based upon its total assets.

In March 2005, the Trust I issued and sold 8,000 of its fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. At the same time, the Corporation issued to the Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The fixed/floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions subject to certain limitations.

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

In June 2008, the Trust II issued and sold 14,500 of its floating rate capital securities, with a liquidation amount of $1 per capital security, in a private placement. The securities pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). At the same time, the Corporation issued to the Trust II $14,950 of floating rate junior subordinated deferrable interest debentures due 2038. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions subject to certain limitations.

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

Note 5 — New Accounting Standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Corporation is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

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

•

Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger- than-normal market-size risk positions; and

•

Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters — that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

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

Valuation Hierarchy

SFAS No.157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Below is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For the three months ended March 31, 2009, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within level 2 of the valuation hierarchy.  At March 31, 2009, the Bank had no securities classified within level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At March 31, 2009, the Bank had servicing assets measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At March 31, 2009, the Bank had interest-only strips measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At March 31, 2009, the Bank had impaired loans measured on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within level 3 of the valuation hierarchy. At March 31, 2009, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy. The Bank also includes bank owned life insurance (“BOLI”) within other assets, carried at a cash surrender value. At March 31, 2009, the Bank had BOLI measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation. It is held as inventory and carried at fair market value.  The sole purpose of the subsidiary is the resale of assets reposed by the Bank. At March 31, 2009, the subsidiary had inventory measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations - The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At March 31, 2009, the Bank had recourse obligations measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	100,013	—	100,013	—
Servicing assets	196	—	—	196
Interest-only strips	4,430	—	—	4,430
Other Assets	24,341	—	—	24,341
Total assets at fair value	$128,980	$—	$100,013	$28,967

Recourse obligations	402	—	—	402
Total liabilities at fair value	$402	$—	$—	$402

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$24,342	$—	$—	$24,342
Inventory	5,550	—	—	5,550
Other Assets	16,892	—	—	16,892

Total assets at fair value	$46,676	$—	$—	$46,676

Liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

Changes in level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first quarter of 2009 (including the change in fair value) for financial instruments classified by the Bank within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Three months ended March 31, 2009	Assets	Liabilities
Fair value, January 1, 2009	$5,460	$444
Total realized and unrealized gains/losses included in income	(1,138)	36
Purchases, issuances and settlements, net	24,645	(78)
Transfers in and/or out of level 3	—	—
Fair value, March 31, 2009	$28,967	$402
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2009	$—	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “forecast” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance and provision for loan losses, business bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, earning assets, economic value of equity model, loan sale transactions, tax rates, liquidity, capital resources, inflation,  internal control over financial reporting, off-balance sheet arrangements and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2, including tabular information)

The results of operations, before charges for preferred dividends, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 reflected a 261.16% decrease in net income and a 264.29% decrease in diluted earnings per share. The decrease in earnings resulted partially from additional expenses attributable to the provision for loan losses.  For the three months ended March 31, 2009, net loss was $2,660, a decrease of $4,012 or 291.78% compared to net income of $1,375 for the same period in 2008. Diluted earnings per share decreased $0.84 per share or 300.00% for the three months ended March 31, 2009 compared to the same period in 2008. The three months ended March 31, 2009 reflected a continuation of our bank’s trend of asset growth, increasing by $57,050 or 4.68% from $1,218,084 at December 31, 2008 to $1,275,134 at March 31, 2009. Net loans increased by 6.38% or $65,247 from December 31, 2008 to March 31, 2009, while total deposits increased by 2.45% or $26,164 during that same period.

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the bank holding company for Tennessee Commerce Bank (the “Bank”).  Organized in January 2000, Tennessee Commerce Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville.  We also operate three loan production offices - in Birmingham, Alabama, Minneapolis, Minnesota and Atlanta, Georgia.

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

Our Business Strategy

We execute our business bank strategy by combining the personal service and appeal of a community banking institution with the sophistication of a larger bank.  We believe this strategy distinguishes us from our competitors in efforts to attract loans and deposits of local small to medium-sized businesses and national and regional equipment vendors and financial services companies.  Further, the rapid growth within the Nashville MSA has left many business owners without significant banking relationships. We seek to take advantage of this opportunity.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 95%. At March 31, 2009, we had an earning asset ratio of 94.10%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10,000 compared to the average ratio of approximately $3,643 assets per employee for Tennessee banks at the end of the fourth quarter of 2008. At March 31, 2009, our assets per employee were $15,002.

In addition to our Nashville MSA focus, we have developed expertise in indirect lending that allows us to access a national market. Our indirect lending transactions are fixed-rate monthly installment loans originated through a third-party equipment vendor or financial services company. Our national market lending is divided into two programs based on loan size. In the first program, through an established network of vendors and financial services companies, we have opportunities to finance business asset secured loan transactions nationally for middle-market and investment grade companies. In the second program, a different network of vendors and financial services companies located in Tennessee, Alabama, Georgia, California, Minnesota and Michigan partner with us in financing smaller transactions (generally $150 or less per transaction). Both national market programs provide geographic and collateral diversity for our portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

Net Income - Net loss for the three months ended March 31, 2009 was $2,660, a decrease of $4,030 or 293.45% compared to net income of $1,375 for the three months ended March 31, 2008.  The decrease is attributable to a 19.04% increase in non-interest expense from $4,144 for the three months ended March 31, 2008 to $4,933 for the same period in 2009, as well as an increase in the provision for loan losses of 432.13% from $1,600 for the three months ended March 31, 2008 to $8,514 for the same period in 2009.  We experienced an increase of $789 in operating expense which was the result of our overall growth, including a $145 increase in FDIC assessment at March 31, 2009 compared to the same date in 2008, as well as an additional accrual expense for the FDIC one-time assessment fee of $275 to be paid in the third quarter of 2009. Further, during the quarter ending March 31, 2009, we made a dividend payment to the U.S. Department of Treasury in an amount equal to $444 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended March 31,
	2009	2008	% Change

Interest income	$19,456	$17,486	11.27%
Interest expense	9,616	10,024	(4.07)
Net interest income	9,840	7,462	31.87
Provision for loan losses	8,514	1,600	432.13
Net interest after provision for loan losses	1,326	5,862	(77.38)
Non-interest income	27	527	(94.88)
Non-interest expense	4,933	4,144	19.04
Net income before taxes	(3,580)	2,245	(259.47)
Income tax expense	(1,364)	870	(256.78)
Net income	(2,616)	1,375	(261.16)
Preferred dividends and discount accretion	(444)	—	—
Net income available to common shareholders	$(2,660)	$1,375	(293.45)%

Provision for Loan Losses - The provision for loan losses for the three months ended March 31, 2009 was $8,514, an increase of $6,914, or 432.13%, above the provision of $1,600 expensed in the same period in 2008.  This increase was primarily a result of normal charge-offs and $2,700 in write-downs of other real estate to appraised values. At March 31, 2009, the loan loss reserve of $15,424 was 1.40% of gross loans of $1,103,942.

Non-interest Income - Non-interest income decreased by 94.88% or $500, from $527 in the quarter ended March 31, 2008 to $27 for the same period in 2009. The decrease was primarily a result of lower gains on loan sales.  The net loss on loan sales was $360 and $566 for the three-month periods ended March 31, 2009 and 2008, respectively.

We earned $14 in mortgage origination fees during the three months ended March 31, 2009 compared to $12 earned during the same period in 2008, an increase of $2 or 1.67%.  We recognized $418 on the sale of securities in the three months ended March 31, 2009 compared with $30 for the same period in 2008.

We lost $360 on loan sale transactions in the three months ended March 31, 2009, a 163.60% decrease compared to $566 earned during the same period in 2008. This decrease was primarily as a result of timing differences as well as regulatory and economic uncertainties. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended March 31, 2009 was $4,933, an increase of $789 or 19.04%, over the $4,144 expensed in the same period in 2008.  Approximately 40.56% of the increase was a result of increases in FDIC assessments.  At March 31, 2009, the Bank had 85 full-time employees compared with 64 full-time employees at March 31, 2008. Approximately 8.23% of the increase in non-interest expense was attributable to the increased number of full-time employees.

Net Interest Income - Net interest income for the three months ended March 31, 2009 was $9,840 compared to $7,462 for the same period in 2008, a gain of $2,378 or 31.87%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance increased by 27.44% or $226,548 from $825,528 for the three months ended March 31, 2008 to $1,052,076 for the same period in 2009. Loan growth was accompanied by an increase in average interest bearing deposits from $827,232 for the three months ended March 31, 2008 to $1,054,630 for the same period in 2009, an increase of $227,398 or 27.49%.

The following table outlines the components of net interest income for the three-month periods ended March 31, 2009 and 2008 and identifies the impact of changes in volume and rate:

	March 31, 2009 change from March 31, 2008 due to:
	Volume	Rate	Total

Interest income
Loans	$4,073	$(2,559)	$1,514
Securities (taxable) (1)	518	4	522
Federal funds sold	15	(81)	(66)
Total interest income	4,606	(2,636)	1,970

Interest expense
Deposits (other than demand)	2,317	(2,932)	(615)
Federal funds purchased	43	(38)	5
Subordinated debt	248	(46)	202
Total interest expense	2,608	(3,016)	(408)

Net interest income	$1,998	$380	$2,378

(1)          Unrealized (loss) gain of $(94) and $715 is excluded from yield calculation for the three months ended March 31, 2009 and 2008, respectively.

Net Interest Margin - The net interest margin increased from 3.30% for the three months ended March 31, 2008 to 3.39% for the same period in 2009 because of a lower average yield from the loan portfolio that was offset by a larger decrease in our cost for deposits.  Interest income increased by $1,970 or 11.27%, from $17,486 during the three months ended March 31, 2008 to $19,456 during the same period in 2009. The increase was primarily a result of increased loan volume.  Average earning assets increased from $909,622 in the three months ended March 31, 2008 to $1,176,360 in the same period in 2009, an increase of $266,738 or 29.32%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $226,548 or 27.44% for the quarter ending March 31, 2009, from the same quarter in 2008.  The average yield on earning assets decreased from 7.74% in the three months ended March 31, 2008 to 6.71% in the same period in 2009. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between March 31, 2008 and March 31, 2009, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 200 basis points.

Interest Expense — Interest expense decreased from $10,024 in the three months ended March 31, 2008 to $9,616 in the three months ended March 31, 2009. While average interest earning liabilities increased by $261,572 or 30.90%, the cost of funds decreased from 4.62% in the three months ended March 31, 2008 to 3.45% during the same three months in 2009, resulting in the $408, or 4.07%, decrease in interest expense.

Income Taxes - Our effective tax rate for the three months ended March 31, 2009 was 38.10% compared to 38.75% for the three months ended March 31, 2008. Management anticipates that tax rates in future periods will approximate the rates paid in 2008.

Efficiency Ratio - Our efficiency ratio, the ratio of non-interest expense to total revenues, for the three months ending March 31, 2009 and 2008 was 49.99% and 51.87%, respectively, a decrease of 188 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended March 31,
	2009	2008
Non-interest expense	$4,933	$4,144

Net interest income	9,840	7,462
Non-interest income	27	527
Total Revenues	$9,867	$7,989

Efficiency Ratio	49.99%	51.87%

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three-month periods ended March 31, 2009 and 2008. The table is presented on a tax equivalent basis, as applicable.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$114,115	$1,555	5.52%	$76,070	$1,033	5.51%
Loans (2) (3)	1,052,076	17,896	6.90%	825,558	16,382	7.98%
Federal funds sold	10,169	5	0.20%	8,024	71	3.56%
Total interest earning assets	1,176,360	19,456	6.71%	909,652	17,486	7.74%

Non-interest earning assets
Cash and due from banks	5,973			4,412
Net fixed assets and equipment	2,290			1,454
Accrued interest and other assets	56,874			24,056

Total assets	$1,241,497			$939,574

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$1,054,630	$9,129	3.51%	$827,232	$9,744	4.74%
Federal funds purchased	20,328	35	0.70%	3,939	30	3.06%
Subordinated debt	33,198	452	5.52%	15,413	250	6.52%
Total interest bearing liabilities	1,108,156	9,616	3.52%	846,584	10,024	4.76%

Non-interest bearing liabilities
Non-interest bearing demand deposits	21,748			25,755
Other liabilities	11,319			3,269
Shareholders’ equity	100,274			63,966

Total liabilities and shareholders’ equity	$1,241,497			$939,574

Net Interest Spread	3.19%			2.98%

Net Interest Margin	3.39%			3.30%

(1)                      Unrealized (loss) gain of $(94) and $715 is excluded from yield calculation for the three months ended March 31, 2009 and 2008, respectively.

(2)                      Non-accrual loans are included in average loan balances and loan fees of $1,974 and $816 are included in interest income for the three months ended March 31, 2009 and 2008, respectively.

(3)                      Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets - Total assets at March 31, 2009 were $1,275,134, an increase of $57,050, or 4.68%, over total assets of $1,218,084 at December 31, 2008. Loan growth was the primary reason for the increase, offset by a decrease in cash and cash equivalents. At March 31, 2009, net loans equaled $1,088,518, up $65,247, or 6.38%, over the December 31, 2008 total net loans of $1,023,271. The cash and cash equivalents balance decreased by $35,019 between December 31, 2008 and March 31, 2009, as funds were used to fund loans made in the first quarter of 2008.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks. Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at March 31, 2009 were $1,188,556 or 93.21% of total assets of $1,275,134.  Earning assets at December 31, 2008 were $1,160,099, or 95.24% of total assets of $1,218,084.

Loans - We had total net loans of $1,088,518 at March 31, 2009. The following table sets forth the composition of our loan portfolio at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Real estate
Construction	$202,034	$181,638
1 to 4 family residential	38,257	37,822
Other	172,771	171,150
Commercial, financial and agricultural	635,943	589,518
Consumer	3,628	3,572
Other	51,309	53,025

Total loans	1,103,942	1,036,725
Less: allowance for loan losses	(15,424)	(13,454)

Net loans	$1,088,518	$1,023,271

The following table sets forth the percentage composition of our loan portfolio by type at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Real estate:
Construction	18.30%	17.52%
1 to 4 family residential	3.46	3.65
Other	15.65	16.51
Commercial, financial and agricultural	57.61	56.86
Consumer	0.33	0.34
Other	4.65	5.12

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%

Direct funding	$304,539	47.89%	$267,542	45.38%
Indirect funding:
Large	153,756	24.18	148,538	25.20
Small	177,648	27.93	173,438	29.42
Total	$635,943	100.00%	$589,518	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Non-accrual loans:
Number	202	186
Amount	$24,342	$11,603

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	39	51
Amount	$9,605	$18,788

Loans defined as “troubled debt restructurings”:
Number	1	3
Amount	$124	$668

As of March 31, 2009 and December 31, 2008, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. During the three months ended March 31, 2009, non-performing loans decreased as a result of the restructuring of only one credit in a total amount of $124.

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

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.61% for the three months ended March 31, 2009 and 0.11% for the three months ended March 31, 2008. The ALL as a percentage of the outstanding loans at the end of the period was 1.40% at March 31, 2009 and 1.28% at March 31, 2008.

An analysis of our allowance for loan loss and net charge-offs is furnished in the following table for the three months ended March 31, 2009 and the same period ended March 31, 2008:

	March 31, 2009	March 31, 2008
Allowance for loan losses at beginning of period	$13,454	$10,321
Charge-offs:
Real estate:
Construction	2,218	150
1 to 4 family residential	346	—
Other	202	—
Commercial, financial and agricultural	3,897	742
Consumer	7	17
Total Charge-offs	6,670	909

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	126	22
Consumer	—	—
Total Recoveries	126	22

Net Charge-offs	6,544	887

Provision for loans charged to expense	8,514	1,600
Allowance for loan losses at end of period	$15,424	$11,034

	March 31, 2009	March 31, 2008
Net charge-offs as a percentage of average total loans outstanding during the period	0.61%	0.11%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.40%	1.28%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at March 31, 2009 was $100,013 compared to $101,290 at December 31, 2008.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 7.84% of total assets at March 31, 2009 and 8.32% of total assets at December 31, 2008.

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

Deposits and Funding — Total deposits at March 31, 2009 were $1,095,307, up $26,164 or 2.45% over the December 31, 2008 total deposits of $1,069,143. Total average deposits during the three months ended March 31, 2009 were $1,076,378, an increase of $223,391, or 26.19% over the total average deposits of $852,987 during the three months ended March 31, 2008. Average non-interest bearing deposits decreased by $4,007, or 15.56%, from $25,755 in the three months ended March 31, 2008, to $21,748 in the three months ended March 31, 2009.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0.26%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At March 31, 2009, the maximum available advance was $17,654 with an outstanding principle balance of $15,153. At December 31, 2008, there was no outstanding principle balance. At March 31, 2009, the total capital stock balance was 2,152 shares with a value of $2,152.

The following table sets forth average deposit balances for the three months ended March 31, 2009 and 2008 and the average rates paid on those balances:

	Three Months Ended March 31,
	2009		2008
	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$21,747	—%	$25,755	—%
Interest-bearing demand deposits	6,890	0.15	6,991	1.33
Money market accounts	47,681	0.72	86,381	2.57
Savings accounts	9,621	2.55	6,012	2.69
IRA accounts	33,032	4.15	22,856	5.13
Purchased time deposits	525,810	3.96	362,832	5.09
Time deposits	431,597	3.29	342,160	4.99
Total deposits	$1,076,378		$852,987

(1)               Rate is annualized

Short-Term Debt — We have a $15,000 line of credit with First Tennessee Bank, National Association. The outstanding principal balance on this line of credit at March 31, 2009 was $10,000, and this line of credit was paid on the maturity date of April 30, 2009. A $10,000 line of credit with a qualified investor replaced the First Tennessee Bank line of credit.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At March 31, 2009, we had unfunded loan commitments outstanding of $155,591 and standby letters of credit and financial guarantees of $10,691. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we have available federal fund lines at March 31, 2009 totaling $68,853.

Liquidity/ Capital Resources

Liquidity - Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  We are subject to general FDIC guidelines, which do not require a minimum level of liquidity. Liquidity requirements can be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes our liquidity ratios meet the general FDIC guidelines and we have identified multiple sources to provide adequate liquidity. Management does not know of any trends or demands that are reasonably likely to result in our liquidity increasing or decreasing in a material manner.

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

At March 31, 2009 and December 31, 2008, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy were considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	March 31,	December 31,	for capital	well-
	2009	2008	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.98%	9.26%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	9.76%	10.62%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.36%	9.79%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	10.16%	11.20%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.61%	11.01%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	11.40%	12.42%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on March 31, 2009 and December 31, 2008, we the Bank were within the “well capitalized” categories under the regulations.

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

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2009. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest Earnings Assets
Federal funds sold	$25	$—	$—	$—	$—	$25

Securities
U.S. government agencies	—	45,813	—	252	53,717	99,783
Mortgage-backed and corporate debt securities	—	24	72	135	—	230
Total securities	—	45,837	72	387	53,718	100,014

Total loans	283,477	147,027	288,541	327,099	111,515	1,203,979

Total interest earning assets	283,502	192,864	288,613	327,486	182,669	1,275,133

Other assets	—	—	—	—	71,154	71,154

Total assets	$283,502	$192,864	$288,613	$327,486	$182,669	$1,275,133

Interest Bearing Liabilities
Deposits
Interest checking	$3,126	$—	$—	$4,688	$—	$7,814
Money market and savings	31,777	—	—	28,179	—	59,956
Time deposits	—	293,374	558,098	152,807	—	1,004,279
Total deposits	34,903	293,374	558,098	185,674	—	1,072,049

Federal funds purchased	20,479	—	15,153	—	—	35,632
Short term borrowings	—	—	10,000	—	—	10,000
Subordinated long-term debt	—	—	—	—	23,198	23,198

Total interest bearing liabilities	55,382	293,374	583,251	185,674	23,198	1,140,879

Other liabilities	—	—	—	—	36,212	36,212

Shareholders’ equity	—	—	—	—	98,042	98,042

Total liabilities and shareholders’ equity	$55,382	$293,374	$583,251	$185,674	$157,452	$1,275,133

Rate sensitive gap by period	$228,120	$(100,510)	$(294,638)	$141,812	$88,317
Cumulative Gap		$127,610	$(167,028)	$(25,216)	$63,101

Cumulative gap as a percentage of total assets		10.01%	(13.10)%	(1.98)%	4.95%

Rate sensitive assets / rate sensitive liabilities (cumulative)	5.12	1.37	0.82	0.98	1.06

From March 31, 2008 to March 31, 2009, the FOMC decreased interest rates by 200 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At March 31, 2009, our one-year gap was 0.82.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At March 31, 2009, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At March 31, 2009, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our Annual Report on  Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Articles of Amendment to the Charter, as amended, of Tennessee Commerce Bancorp, Inc.(3)
3.4	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.5	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(4)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(5)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(6)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(7)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(6)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005, and incorporated herein by reference.

(2)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

May 11, 2009	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Articles of Amendment to the Charter, as amended, of Tennessee Commerce Bancorp, Inc.(3)
3.4	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.5	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(4)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(5)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(6)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(7)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(6)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005, and incorporated herein by reference.

(2)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2009, and incorporated herein by reference.

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