Form 10-Q
period 2009-06-30
Tennessee Commerce Bancorp, Inc.
filed 2009-08-10
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 6, 2009 there were 4,733,712 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(Dollars in thousands, except share data)	June 30, 2009	December 31, 2008 (1)
ASSETS
Cash and due from financial institutions	$15,900	$5,260
Federal funds sold	5	35,538
Cash and cash equivalents	15,905	40,798

Securities available for sale	107,099	101,290

Loans	1,147,119	1,036,725
Allowance for loan losses	(18,938)	(13,454)
Net loans	1,128,181	1,023,271

Premises and equipment, net	2,152	2,330
Accrued interest receivable	8,260	8,115
Restricted equity securities	2,169	1,685
Income tax receivable	6,964	4,430
Other assets	68,809	36,165

Total assets	$1,339,539	$1,218,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$25,220	$24,217
Interest-bearing	1,178,461	1,044,926
Total deposits	1,203,681	1,069,143

Accrued interest payable	2,958	3,315
Accrued dividend payable	187	—
Short-term borrowings	10,000	10,000
Accrued bonuses	386	917
Deferred tax liability	6,875	8,695
Other liabilities	1,528	1,069
Long-term subordinated debt	23,198	23,198
Total liabilities	1,248,813	1,116,337
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at June 30, 2009 and December 31, 2008	15,000	15,000
Common stock, $0.50 par value; 10,000,000 shares authorized at June 30, 2009 and December 31, 2008; 4,733,712 and 4,731,696 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,367	2,366
Common stock warrant	453	453
Additional paid-in capital	60,143	59,946
Retained earnings	13,619	23,180
Accumulated other comprehensive (loss) income	(856)	802
Total shareholders’ equity	90,726	101,747

Total liabilities and shareholders’ equity	$1,339,539	$1,218,084

(1) The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands, except share data)	2009	2008	2009	2008
Interest income
Loans, including fees	$36,570	$33,597	$18,674	$17,215
Securities	2,788	2,177	1,233	1,144
Federal funds sold	5	141	—	70
Total interest income	39,363	35,915	19,907	18,429

Interest expense
Deposits	18,083	19,438	8,954	9,694
Other	989	619	502	339
Total interest expense	19,072	20,057	9,456	10,033

Net interest income	20,291	15,858	10,451	8,396

Provision for loan losses	21,639	3,940	13,125	2,340

Net interest income after provision for loan losses	(1,348)	11,918	(2,674)	6,056

Non-interest income
Service charges on deposit accounts	91	49	48	25
Securities gains (losses)	338	30	(80)	—
(Loss) gain on sale of loans	(989)	1,418	(629)	852
(Loss) gain on repossessions	(1,368)	(267)	(1,157)	(147)
Other	394	100	257	73
Total non-interest income	(1,534)	1,330	(1,561)	803

Non-interest expense
Salaries and employee benefits	5,340	4,093	2,991	1,809
Occupancy and equipment	792	722	382	362
Data processing fees	699	534	395	249
FDIC expense	1,151	316	674	159
Professional fees	988	904	598	529
Other	2,348	1,425	1,345	742
Total non-interest expense	11,318	7,994	6,385	3,850

(Loss) income before income taxes	(14,200)	5,254	(10,620)	3,009

Income tax (benefit) expense	(5,435)	2,033	(4,071)	1,163
Net (loss) income	(8,765)	3,221	(6,549)	1,846
Preferred stock dividends and accretion	(796)	—	(352)	—

Net (loss) income available to common shareholders	$(9,561)	$3,221	$(6,901)	$1,846

Earnings per share (EPS):
Basic EPS	$(2.02)	$0.68	$(1.46)	$0.39
Diluted EPS	(2.02)	0.66	(1.46)	0.38

Weighted average shares outstanding:
Basic	4,732,387	4,730,707	4,733,070	4,731,696
Diluted	4,732,387	4,890,911	4,733,070	4,891,111

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

			Warrant to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except share data)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	—	$2,362	—	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	—	—	3,221	—	3,221
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of income taxes	—	—	—	—	—	(820)	(820)

Total comprehensive income	—	—	—	—	—	—	2,401

Stock-based compensation expense				40			40
Exercise of stock options to purchase 7,500 common shares and related tax benefit	—	4	—	86	—	—	90

Balance at June 30, 2008	—	$2,366	—	$45,150	$18,647	$(511)	$65,652

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net loss	—	—	—	—	(8,765)	—	(8,765)
Unrealized losses on securities available for sale during the period, net of income taxes	—	—	—	—	—	(1,658)	(1,658)

Common stock warrant accretion				38			38

Preferred stock dividend	—	—	—	—	(796)	—	(796)

Stock-based compensation expense	—	—	—	148	—	—	148
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	11	—	—	12

Balance at June 30, 2009	$15,000	$2,367	$453	$60,143	$13,619	$(856)	$90,726

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities
Net (loss) income	$(8,765)	$3,221
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	247	175
Deferred loan fees	62	(242)
Provision for loan losses	21,639	3,940
Stock based compensation expense	148	40
Deferred income tax	(1,529)	(71)
Net amortization of investment securities	91	(38)
Gain on sales of securities	(338)	(30)
Change in:
Accrued interest receivable	(145)	(980)
Accrued interest payable	(357)	690
Other assets	(9,380)	(6,709)
Other liabilities	129	(1,305)
Net cash provided by operating activities	1,802	1,301

Cash flows from investing activities
Purchases of securities available for sale	(75,893)	(57,300)
Proceeds from sales of securities available for sale	19,428	12,271
Proceeds from maturities, prepayments and calls of securities available for sale	48,228	21,496
Net change in loans	(126,611)	(146,813)
Purchase of BOLI investment	(25,273)	—
Purchases of FHLB Stock	(484)	(438)
Net purchases of premises and equipment	(69)	(215)
Net cash used by investing activities	(160,674)	(170,999)

Cash flows from financing activities
Net change in deposits	134,538	140,195
Net change in federal funds purchased and repurchase agreements	—	6,300
Proceeds from FHLB advances and other long-term debt	—	14,950
Purchases of capital securities of unconsolidated subsidiary	—	(450)
Preferred stock dividends expense	(609)	—
Warrant accretion expense	38	—
Proceeds from exercise of common stock options	—	38
Issuance of common stock	12	—
Excess tax benefit from option exercises	—	52
Net cash provided by financing activities	133,979	161,085

Net change in cash and cash equivalents	(24,893)	(8,613)

Cash and cash equivalents at beginning of period	40,798	14,809

Cash and cash equivalents at end of period	$15,905	$6,196

Supplemental cash flow information:
Cash paid during period for interest	$19,429	$19,367
Cash paid during period for income taxes	57	199
Loans charged off	16,786	15,423
Loans foreclosed upon with repossessions, transferred to other real estate	10,430	—

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc. As of June 30, 2009, the Bank, the Trust I, the Trust II and TCB Commercial Assets Services were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB Commercial Assets Services, Inc. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of June 30, 2009 and for the six- and three-month periods ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the six- and three-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Basic
Net (loss) income available to common shareholders	$(9,561)	$3,221	$(6,901)	$1,846

Weighted average common shares outstanding	4,732,387	4,730,707	4,835,602	4,731,696

Basic earnings per common share	$(2.02)	$0.68	$(1.46)	$0.39

Diluted
Net (loss) income available to common shareholders	$(9,561)	$3,221	$(6,901)	$1,846

Weighted average common shares outstanding for basic earnings per common share	4,732,387	4,730,707	4,835,602	4,731,696
Add: Dilutive effects of assumed exercises of stock options (1)	—	160,204	—	159,415

Average shares and dilutive potential common shares	4,732,387	4,890,911	4,835,602	4,891,111

Diluted earnings per common share	$(2.02)	$0.66	$(1.46)	$0.38

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the periods ended June 30, 2009 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the accompanying statement of income for the period ended June 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the six months ended June 30, 2009, the Corporation granted options to purchase 200,000 shares of Corporation common stock and there were 362,000 non-vested options outstanding at June 30,2009. The Corporation recognized stock-based expense of approximately $148 for the six months ended June 30, 2009.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1) (In thousands)
Stock-based awards outstanding at December 31, 2008	833,070	$13.49
Options granted	200,000	6.01
Options exercised	—	—
Options forfeited or expired	(17,250)	5.80
Stock-based awards outstanding at June 30, 2009	1,015,820	$12.15	5.68	$(7,507)
Stock-based awards outstanding and expected to vest at June 30, 2009	1,015,820	$12.15	5.68	$(7,507)
Options exercisable at June 30, 2009	653,820	$11.71	3.83	$(4,544)

(1)      The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $4.76 for the outstanding options to purchase 1,015,820 shares of Corporation common stock and exercisable options to purchase 653,820 shares of Corporation common stock at June 30, 2009.

Number
Shares of restricted stock outstanding at December 31, 2008	10,079
Restrictions lapsed and shares released	(2,016)
Shares of restricted stock issued	9,232
Options forfeited or expired	—
Restricted stock-based awards outstanding at June 30, 2009	17,295

Restricted stock-based awards outstanding and expected to vest at June 30, 2009	17,295
Restricted stock exercisable at June 30, 2009	—

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2009	2008

Risk-free interest rate	0.30%	3.27%
Expected option life	5 years	3.5 years
Dividend yield	0.0%	0.0%

The Corporation granted options to purchase 200,000 shares of Corporation common stock and 9,232 shares of restricted stock in the first six months of 2009. The options granted in 2009 had an estimated weighted average fair value of $2.13. The options granted in 2008 had an estimated fair value of $4.45.

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

Note 5 — New Accounting Standards

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” (“SFAS 160”) amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

SFAS No. 165, “Subsequent Events,” (“SFAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” (“SFAS 166”) amends SFAS No. 140,  “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”  to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,”  to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162,” (“SFAS 168”) replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected to have a significant impact on the Corporation’s financial statements.

FASB Staff Position FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107-1 and APB 28-1”) amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 6 - Fair Value Measurements.

Note 6 — Fair Value Measurement

The Bank has an established process for determining fair values, in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

•       Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty.

•       Debit valuation adjustments are necessary to reflect the credit quality of the Bank in the valuation of liabilities measured at fair value.

•       Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions.

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

Valuation Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Assets

Federal Funds Sold - The carrying value of federal funds sold approximates fair value and, therefore, these assets are classified within level 1 of the valuation hierarchy.

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For the six months ended June 30, 2009, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within level 2 of the valuation hierarchy.  At June 30, 2009, the Bank had no available-for-sale securities classified within level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At June 30, 2009, the Bank had servicing assets measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At June 30, 2009, the Bank had interest-only strips measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At June 30, 2009, the Bank had impaired loans measured on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within level 3 of the valuation hierarchy. At June 30, 2009, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy. The Bank also includes bank owned life insurance (“BOLI”) within other assets, carried at a cash surrender value. At June 30, 2009, the Bank had BOLI measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation. It is held as inventory and carried at fair market value.  The sole purpose of the subsidiary is the resale of assets repossessed by the Bank. At June 30, 2009, the subsidiary had inventory measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations - The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At June 30, 2009, the Bank had recourse obligations measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Federal funds sold	$5	$5	$—	$—
Securities available for sale	107,099	—	107,099	—
Servicing assets	167	—	—	167
Interest-only strips	3,390	—	—	3,390
Other Assets	25,273	—	—	25,273
Total assets at fair value	$135,929	$—	$107,099	$28,830

Recourse obligations	$333	$—	$—	$333
Total liabilities at fair value	$333	$—	$—	$333

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$53,165	$—	$—	$53,165
Inventory	5,945	—	—	5,945
Other Assets	22,466	—	—	22,466
Total assets at fair value	$81,576	$—	$—	$81,576

Liabilities	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Changes in level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first six months of 2009 (including the change in fair value) for financial instruments classified by the Bank within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Six months ended June 30, 2009	Assets	Liabilities
Fair value, January 1, 2009	$5,460	$444
Total realized and unrealized gains/losses included in income	(2,259)	36
Purchases, issuances and settlements, net	25,629	(147)
Transfers in and/or out of level 3	—	—
Fair value, June 30, 2009	$28,830	$333
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2009	$—	$—

SFAS 107 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

The estimated fair values of financial instruments were as follows:

	Six Months Ended June 30, 2009		Twelve Months Ended December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,905	$15,905	$5,260	$5,260
Federal funds sold	5	5	35,538	35,538
Securities	107,099	107,099	101,290	101,290
Loans, net	1,128,181	1,221,779	1,023,271	1,114,151
Accrued interest receivable	8,260	8,260	8,115	8,115
Income tax receivable	6,964	6,964	4,430	4,430
Financial liabilities:
Deposits	1,203,681	1,240,405	1,069,143	1,106,907
Accrued interest payable	2,958	2,958	3,315	3,315
Accrued dividend payable	187	187	—	—
Deferred tax liability	6,875	6,875	8,695	8,695
Long-term subordinated debt and other borrowings	33,198	36,748	33,198	34,897

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “should,” “would,” “plan,” “forecast” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance for loan losses, business bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, net interest margin, net interest income, loan sale transactions, tax rates, non-accrual loans, liquidity, internal control over financial reporting and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations, before charges for preferred dividends, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 reflected a 396.83% decrease in net income and a 406.06% decrease in diluted earnings per share. The decrease in earnings resulted partially from an increased provision for loan losses as well as additional accrual for a one-time FDIC special assessment. For the six months ended June 30, 2009, net loss was $9,561, a decrease of $12,782 or 396.83% compared to net income of $3,221 for the same period in 2008. Diluted earnings per share decreased $2.68 per share or 400.06% for the six months ended June 30, 2009 compared to the same period in 2008. The six months ended June 30, 2009 reflected a continuation of our bank’s trend of asset growth, increasing by $121,455 or 9.97% from $1,218,084 at December 31, 2008 to $1,339,539 at June 30, 2009. Net loans increased by 10.25% or $104,910 from December 31, 2008 to June 30, 2009, while total deposits increased by 12.58% or $134,538 during that same period.

Corporation Overview

Tennessee Commerce Bancorp, Inc., headquartered in Franklin, Tennessee, is the bank holding company for Tennessee Commerce Bank (the “Bank”).  Organized in January 2000, the Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our “business bank” strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville.  We also operate three loan production offices in Birmingham, Alabama; Minneapolis, Minnesota and Atlanta, Georgia.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 95%.  At June 30, 2009, we had an earning asset ratio of 92.22%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10,000 compared to the average ratio of approximately $3,685 assets per employee for Tennessee commercial banks at the end of the first three months of 2009. At June 30, 2009, our assets per employee were $15,759.

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

Comparison of Operating Results for the Three Months Ended June 30, 2009 and June 30, 2008

Net Income - Net loss for the three months ended June 30, 2009 was $6,901, a decrease of $8,747 or 473.84% compared to net income of $1,846 for the three months ended June 30, 2008.  The decrease is attributable to a 294.40% decrease in non-interest income from $803 for the three months ended June 30, 2008 to a loss of $1,561 for the same period in 2009, as well as an increase in the provision for loan losses of 460.90% from $2,340 for the three months ended June 30, 2008 to $13,125 for the same period in 2009.  We experienced an increase of $2,535 in operating expense which was the result of our overall growth, including a $65 increase in FDIC assessment at June 30, 2009 compared to the same date in 2008, as well as an additional accrual expense for the FDIC one-time assessment fee of $450 to be paid in the third quarter of 2009. Further, during the quarter ended June 30, 2009, we made a dividend payment to the U.S. Department of Treasury in an amount equal to $375 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended June 30,
	2009	2008	% Change

Interest income	$19,907	$18,429	8.02%
Interest expense	9,456	10,033	(5.75)
Net interest income	10,451	8,396	24.48
Provision for loan losses	13,125	2,340	460.90
Net interest after provision for loan losses	(2,674)	6,056	(144.15)
Non-interest (loss) income	(1,561)	803	(294.40)
Non-interest expense	6,385	3,850	65.84
Net (loss) income before taxes	(10,620)	3,009	(452.94)
Income tax (benefit) expense	(4,071)	1,163	(450.04)
Net (loss) income	(6,549)	1,846	(454.77)
Preferred dividends	(352)	—	100.00
Net (loss) income available to common shareholders	$(6,901)	$1,846	(473.84)%

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2009 was $13,125, an increase of $10,785, or 460.90%, above the provision of $2,340 expensed in the same period in 2008.  This increase was primarily a result of normal charge-offs and a charge-off of $3,500 on a $8,500 loan involving apparent fraud. We have additionally reserved $1,500 for this loan and we are in the process of recovering the balance through corporate and personal bankruptcy proceedings. We do not have sufficient information at this time to quantify the amount of potential recovery for this loan. At June 30, 2009, the loan loss reserve of $18,938 was 1.65% of gross loans of $1,147,119, compared with a loan loss reserve of $11,520 at June 30, 2008, which was 1.23% of gross loans of $940,484.

Non-interest Income - Non-interest income decreased by 294.40%, or $2,364, from $803 in the quarter ended June 30, 2008 to a $1,561 loss for the same period in 2009. The decrease was primarily a result of losses on loan sales and losses on dispositions of assets not secured by real estate.  The gain on loan sales was $852 and a loss of $629 for the three-month periods ended June 30, 2008 and 2009, respectively. The loss on dispositions of assets was $120 and $1,157 for the three-month periods ended June 30, 2008 and 2009, respectively.

We earned $6 in mortgage origination fees during the three months ended June 30, 2009 compared to $12 during the same period in 2008, a decrease of $6 or 50%, primarily as a result of a slower market.  We recognized an $80 loss on the sale of securities in the three months ended June 30, 2009 and no gain or loss for the same period in 2008.

We lost $629 on loan sale transactions in the three months ended June 30, 2009, a 173.83% decrease compared to $852 earned during the same period in 2008. This decrease was primarily a result of timing differences as well as regulatory and economic uncertainties. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended June 30, 2009 was $6,385, an increase of $2,535 or 65.84%, over the $3,850 expensed in the same period in 2008.  Approximately 25.12% of the increase was a result of increases in FDIC assessments and 37.52% of the increase was attributable to the increased number of full-time employees.  At June 30, 2009, the Bank had 85 full-time employees compared with 75 full-time employees at June 30, 2008.

Net Interest Income - Net interest income for the three months ended June 30, 2009 was $10,451 compared to $8,396 for the same period in 2008, a gain of $2,055 or 24.48%.  The increase in net interest income was largely attributable to continuing loan growth.  The average net loan balance increased by $231,033 or 26.05% from $886,808 for the three months ended June 30, 2008 to $1,117,841 for the same period in 2009. Loan growth was accompanied by an increase in average interest-bearing deposits from $897,607 for the three months ended June 30, 2008 to $1,115,266 for the same period in 2009, an increase of $217,659 or 24.25%.

Net Interest Margin - The net interest margin increased from 3.44% for the three months ended June 30, 2008 to 3.45% for the same period in 2009 because of a decrease in our cost for deposits.  Interest income increased by $1,478 or 8.02%, from $18,429 during the three months ended June 30, 2008 to $19,907 during the same period in 2009. The increase was primarily a result of increased loan volume.  Average earning assets increased from $983,332 in the three months ended June 30, 2008 to $1,215,671 in the same period in 2009, an increase of $232,339 or 23.63%, primarily as a result of loan growth. Average loan balances increased by $231,033 or 26.05% for the three months ended June 30, 2009, from the same period in 2008.  The average yield on earning assets decreased from 7.54% in the three months ended June 30, 2008 to 6.57% in the same period in 2009. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between June 30, 2008 and June 30, 2009, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 225 basis points.

Interest Expense — Interest expense decreased from $10,033 in the three months ended June 30, 2008 to $9,456 in the three months ended June 30, 2009. The $577, or 5.75%, decrease in expense was a result of a decrease in the cost of funds. Average interest earning liabilities increased by $248,381 or 26.84%.  The cost of funds decreased from 4.36% for the three months ended June 30, 2008 to 3.23% for the same three months in 2009, a decrease of 113 basis points. The decrease is largely attributed to time deposits maturing and being re-priced.

Income Taxes - Our effective tax rate for the three months ended June 30, 2009 was 38.33% compared to 38.65% for the three months ended June 30, 2008. Management anticipates that tax rates in future periods will approximate the rates paid in 2009.

Efficiency Ratio - Our efficiency ratio for the three months ended June 30, 2009 and 2008 was 71.82% and 41.85%, respectively, an increase of 2,997 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended June 30,
	2009	2008
Non-interest expense	$6,385	$3,850

Net interest income	10,451	8,396
Non-interest (loss) income	(1,561)	803
Net Revenues	$8,890	$9,199

Efficiency ratio	71.82%	41.85%

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

Net Income - Net loss for the six months ended June 30, 2009 was $9,561, a decrease of $12,782 or 396.83% compared to net income of $3,221 for the six months ended June 30, 2008.  The decrease is attributable to a 449.21% increase in the provision for loan loss from $3,940 for the six months ended June 30, 2008 to $21,639 for the same period in 2009. We experienced an increase of $3,324 in operating expense which was the result of our overall growth, including a $835 increase in FDIC assessments at June 30, 2009 compared to the same date in 2008, as well as an increase in personnel and general operating expenses because of our growth.

	Six Months Ended June 30,
	2009	2008	% Change

Interest income	$39,363	$35,915	9.60%
Interest expense	19,072	20,057	(4.91)
Net interest income	20,291	15,858	27.95
Provision for loan losses	21,639	3,940	449.21
Net interest after provision for loan losses	(1,348)	11,918	(111.31)
Non-interest income	(1,534)	1,330	(215.34)
Non-interest expense	11,318	7,994	41.58
Net income before taxes	(14,200)	5,254	(370.27)
Income tax expense	(5,435)	2,033	(367.34)
Net income	(8,765)	3,221	(372.12)
Preferred dividends	(796)	—	100.00
Net income available to common shareholders	$(9,561)	$3,221	(396.83)%

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2009 was $21,639, an increase of $17,699, or 449.21%, above the provision of $3,940 expensed in the same period in 2008.  This increase was primarily a result of normal charge-offs and a charge-off of $3,500 on a $8,500 loan involving apparent fraud. We have additionally reserved $1,500 for this loan and we are in the process of recovering the balance through corporate and personal bankruptcy proceedings. We do not have sufficient information at this time to quantify the amount of potential recovery for this loan. At June 30, 2008, the loan loss reserve of $18,938 was 1.65% of gross loans of $1,147,119.

Non-interest Income - Non-interest income decreased by 215.34% or $2,864, from $1,330 in the six months ended June 30, 2008 to a loss of $1,534 for the same period in 2009. The decrease was primarily a result of losses on loan sales and losses on dispositions of assets not secured by real estate.   The gain on loan sales was $1,418 and a loss of $989 for the six-month periods ended June 30, 2008 and 2009, respectively.

We earned $20 in mortgage origination fees during the six months ended June 30, 2009 compared to $24 during the same period in 2008, a decrease of $4 or 16.67%, primarily as a result of a slower market.  We recognized $338 on the sale of securities in the six months ended June 30, 2009 compared with $30 for the same period in 2008, primarily as a result of the restructuring of portfolios in response to the prevailing economic situation.

We lost $989 on loan sale transactions in the six months ended June 30, 2009, a 169.75% decrease compared to $1,418 earned during the same period in 2008. This increase was primarily a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the six months ended June 30, 2009 was $11,318, an increase of $3,324 or 41.58%, over the $7,994 expensed in the same period in 2008. Approximately 25.12% of the increase was a result of increases in FDIC assessments and 37.52% of the increase was a result of increases in personnel. At June 30, 2009, the Bank had 85 full-time employees compared with 75 employees at June 30, 2008.

Net Interest Income — Net interest income for the six months ended June 30, 2009 was $20,291 compared to $15,858 for the same period in 2008, a gain of $4,433 or 27.95%.  The increase in net interest income was largely attributable to continuing loan growth.  The average net loan balance for the six months ended June 30, 2009 increased by 26.74% or $228,957 to $1,085,140 from $856,183 for that period in 2008. Loan growth was accompanied by an increase in average interest-bearing deposits from $862,419 for the six months ended June 30, 2008, to $1,085,115 for the same period in 2009, an increase of $222,696 or 25.82%.

The following table outlines the components of net interest income for the six-month periods ended June 30, 2009 and 2008 and identifies the impact of changes in volume and rate:

	June 30, 2009 change from June 30, 2008 due to:
	Volume	Rate	Total

Interest income
Loans	$8,154	$(5,181)	$2,973
Securities (taxable) (1)	690	(79)	611
Federal funds sold	(46)	(90)	(136)
Total interest income	8,798	(5,350)	3,448

Interest expense
Deposits (other than demand)	4,368	(5,723)	(1,355)
Federal funds purchased	95	(119)	(24)
Subordinated debt	440	(46)	394
Total interest expense	4,903	(5,888)	(985)

Net interest income	$3,895	$538	$4,433

(1)    Unrealized gain of $257 and $661 is excluded from yield calculation for the six months ended June 30, 2009 and 2008, respectively.

Net Interest Margin - The net interest margin increased from 3.37% for the six months ended June 30, 2008 to 3.42% for the same period in 2009 because of a decrease in our cost for deposits.  Interest income increased by $3,448 or 9.60%, from $35,915 during the six months ended June 30, 2008 to $39,363 during the same period in 2009. The increase was primarily a result of increased loan volume.  Average earning assets increased from $946,492 in the six months ended June 30, 2008 to $1,196,124 in the same period in 2009, an increase of $249,632 or 26.37%, primarily as a result of loan growth. Average loan balances increased by $228,957 or 26.74% for the six months ended June 30, 2009, from the same period in 2008.  The average yield on earning assets decreased from 7.64% in the six months ended June 30, 2008 to 6.63% in the same period in 2009. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between June 30, 2008 and June 30, 2009, the FOMC lowered the federal funds rate by 225 basis points.

Interest Expense — Interest expense decreased from $20,057 in the six months ended June 30, 2008 to $19,072 in the six months ended June 30, 2009. While average interest earning liabilities increased by $255,158 or 28.80%, the cost of funds decreased from 4.55% in the six months ended June 30, 2008 to 3.30% during the same six months in 2009, a decrease of 125 basis points.

Income Taxes — Our effective tax rate for the six months ended June 30, 2009 was 38.27% compared to 38.69% for the six months ended June 30, 2008. Management anticipates that tax rates in future periods will approximate the rates paid in 2009.

Efficiency Ratio — Our efficiency ratio for the six months ended June 30, 2009 and 2008 was 60.34% and 46.51%, respectively, an increase of 1,383 basis points. The following table reflects the calculation of the efficiency ratio:

	Six Months Ended June 30,
	2009	2008
Non-interest expense	$11,318	$7,994

Net interest income	20,291	15,858
Non-interest (loss) income	(1,534)	1,330
Net revenues	$18,757	$17,188

Efficiency ratio	60.34%	46.51%

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six-month periods ended June 30, 2009 and 2008. The table is presented on a tax equivalent basis, as applicable.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$105,214	$2,788	5.33%	$79,270	$2,177	5.57%
Loans (2) (3)	1,085,140	36,570	6.80%	856,183	33,597	7.89%
Federal funds sold	5,770	5	0.17%	11,039	141	2.57%
Total interest earning assets	1,196,124	39,363	6.63%	946,492	35,915	7.64%

Non-interest earning assets
Cash and due from banks	8,606			3,448
Net fixed assets and equipment	2,249			1,458
Accrued interest and other assets	63,056			27,200

Total assets	$1,270,035			$978,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$1,085,115	$18,083	3.36%	$862,419	$19,438	4.53%
Federal funds purchased	22,805	67	0.59%	6,084	91	3.01%
Subordinated debt	33,198	922	5.60%	17,457	528	6.08%
Total interest-bearing liabilities	1,141,118	19,072	3.37%	885,960	20,057	4.55%

Non-interest bearing liabilities
Non-interest bearing demand deposits	23,079			24,143
Other liabilities	8,445			3,922
Shareholders’ equity	97,393			64,573

Total liabilities and shareholders’ equity	$1,270,035			$978,598

Net interest spread	3.26%			3.09%

Net interest margin	3.42%			3.37%

(1)   Unrealized (loss) gain of $(257) and $661 are excluded from yield calculation for the six months ended June 30, 2009 and 2008, respectively.

(2)   Non-accrual loans are included in average loan balances, and loan fees of $2,990 and $2,070 are included in interest income for the six months ended June 30, 2009 and 2008, respectively.

(3)   Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets — Total assets at June 30, 2009 were $1,339,539, an increase of $121,455, or 9.97%, over total assets of $1,218,084 at December 31, 2008. Loan growth was the primary reason for the increase.  At June 30, 2009, net loans equaled $1,128,181, up $104,910, or 10.25%, over the December 31, 2008 total net loans of $1,023,271. The cash and cash equivalents balance decreased by $24,893 between December 31, 2008 and June 30, 2009, as funds were used to fund loans made in the first two quarters of 2009.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at June 30, 2009 were $1,235,285 or 92.22% of total assets of $1,339,539.  Earning assets at December 31, 2008 were $1,160,099, or 95.24% of total assets of $1,218,084.

Loans — We had total net loans of $1,128,181 at June 30, 2009. The following table sets forth the composition of our loan portfolio at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Real estate
Construction	$216,208	$181,638
1 to 4 family residential	37,988	37,822
Other	175,510	171,150
Commercial, financial and agricultural	639,287	589,518
Consumer	3,827	3,572
Other	74,299	53,025

Total loans	1,147,119	1,036,725
Less: allowance for loan losses	(18,938)	(13,454)

Net loans	$1,128,181	$1,023,271

The following table sets forth the percentage composition of our loan portfolio by type at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Real estate:
Construction	18.85%	17.52%
1 to 4 family residential	3.31	3.65
Other	15.30	16.51
Commercial, financial and agricultural	55.73	56.86
Consumer	0.33	0.34
Other	6.48	5.12

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%

Direct funding	$306,021	47.87%	$267,542	45.38%
Indirect funding:
Large	149,168	23.33	148,538	25.20
Small	184,098	28.80	173,438	29.42
Total	$639,287	100.00%	$589,518	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Non-accrual loans:
Number	214	186
Amount	$23,332	$11,603

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	49	51
Amount	$2,240	$18,788

Loans defined as “troubled debt restructurings”:
Number	1	3
Amount	$121	$668

As of June 30, 2009 and December 31, 2008, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. During the six months ended June 30, 2009, troubled debt restructurings decreased as a result of the restructuring of only one credit in a total amount of $121. At June 30, 2009, total impaired loans including non-accruals totaled $53,165.

Allowance for Loan Losses — The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with generally accepted accounting principles, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.87% for the six months ended June 30, 2009, and 0.32% for the six months ended June 30, 2008. The ALL as a percentage of the outstanding loans at the end of the period was 1.65% at June 30, 2009, and 1.23% at June 30, 2008.

An analysis of our allowance for loan loss and net charge-offs is furnished in the following table for the six months ended June 30, 2009 and the same period ended June 30, 2008:

	June 30, 2009	June 30, 2008
Allowance for loan losses at beginning of period	$13,454	$10,321
Charge-offs:
Real estate:
Construction	2,918	150
1 to 4 family residential	346	—
Other	202	—
Commercial, financial and agricultural	13,312	2,548
Consumer	8	77
Total Charge-offs	16,786	2,775

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	631	33
Consumer	—	1
Total Recoveries	631	34

Net Charge-offs	16,155	2,741

Provision for loans charged to expense	21,639	3,940
Allowance for loan losses at end of period	$18,938	$11,520

	June 30, 2009	June 30, 2008
Net charge-offs as a percentage of average total loans outstanding during the period	1.47%	0.32%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.65%	1.23%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities — The securities portfolio at June 30, 2009 was $107,099 compared to $101,290 at December 31, 2008.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 8.00% of total assets at June 30, 2009 and 8.32% of total assets at December 31, 2008.

Liabilities — We depend on a growing deposit base to fund loan and other asset growth. We compete for local deposits by offering attractive products with premium rates.  We also obtain funding in the wholesale deposit market which is accessed by means of an electronic bulletin board.  This electronic market links banks and acquirers of funds to credit unions, school districts, labor unions and other organizations with excess liquidity. The process is highly efficient and the average rate is generally less than rates paid in the local market. Wholesale deposits are categorized as “Purchased time deposits” on the detail of deposits shown in the table below.

Deposits and Funding — Total deposits at June 30, 2009 were $1,203,681, up $134,538 or 12.58% over the December 31, 2008 total deposits of $1,069,143. Total average deposits during the six months ended June 30, 2009 were $1,108,194, an increase of $221,632, or 25.00% over the total average deposits of $886,562 during the six months ended June 30, 2008. Average non-interest bearing deposits decreased by $1,064, or 4.41%, from $24,143 in the six months ended June 30, 2008, to $23,079 in the six months ended June 30, 2009.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0%, as there was no balance at June 30, 2009. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At June 30, 2009, the maximum available advance was $16,788 with no outstanding principle balance and at December 31, 2008, there was no outstanding principle balance. At June 30, 2009, the total capital stock balance was 2,169 shares with a value of $2,169.

The following table sets forth average deposit balances for the six months ended June 30, 2009 and 2008 and the average rates paid on those balances:

	Six Months Ended June 30,
	2009		2008
	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$23,079	—%	$24,143	—%
Interest-bearing demand deposits	7,113	0.14	7,100	1.00
Money market accounts	45,327	0.71	74,833	2.38
Savings accounts	16,456	2.29	6,379	2.69
IRA accounts	35,090	4.01	23,212	4.97
Purchased time deposits	540,774	3.77	398,029	4.82
Time deposits	440,335	3.17	352,866	4.74
Total deposits	$1,108,194		$886,562

(1)               Rate is annualized

Short-Term Debt — As of May 4, 2009, we have a $10,000 line of credit with a qualified investor. The balance on this line of credit is $10,000 at June 30, 2009.

Subordinated Debt — In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, the Trust I issued and sold 8,000 of the Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus a margin thereafter.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At June 30, 2009, we had unfunded loan commitments outstanding of $119,722 and standby letters of credit and financial guarantees of $10,188. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we had available federal fund lines at June 30, 2009 totaling $40,853.

Liquidity/ Capital Resources

Liquidity — Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  We are subject to general FDIC guidelines, which do not require a minimum level of liquidity. Liquidity requirements can be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities. Management believes our liquidity ratios meet the general FDIC guidelines and we have assets and borrowing capacity to provide adequate liquidity. Management does not know of any trends or demands that are reasonably likely to result in our liquidity increasing or decreasing in any material manner.

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

At June 30, 2009 and December 31, 2008, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	June 30,	December 31,	for capital	well-
	2009	2008	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.79%	9.26%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.77%	10.62%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.28%	9.79%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	9.24%	11.20%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.53%	11.01%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	10.49%	12.42%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on June 30, 2009 and December 31, 2008, we and the Bank were within the “well capitalized” categories under the regulations.

Impact of Inflation and Changing Prices — The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and resulting from inflation. The impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, almost all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2009. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$5	$—	$—	$—	$—	$5

Securities
U.S. government agencies	—	47,890	—	261	58,740	106,891
Mortgage-backed securities	—	26	78	104	—	208
Total securities	—	47,916	78	365	58,740	107,099

Total loans	256,642	176,490	354,861	293,373	65,753	1,147,119

Total interest-earning assets	256,647	224,406	354,939	293,738	124,493	1,254,223

Other assets	—	—	—	—	85,316	85,316

Total assets	$256,647	$224,406	$354,939	$293,738	$209,809	$1,339,539

Interest-bearing liabilities
Deposits
Interest checking	$3,286	$—	$—	$5,139	$—	$8,425
Money market and savings	50,780	—	—	36,771	—	87,551
Time deposits	—	272,479	494,346	315,660	—	1,082,485
Total deposits	54,066	272,479	494,346	357,570	—	1,178,461

Federal funds purchased	—	—	—	—	—	—
Short-term debt	—	—	10,000	—	—	10,000
Subordinated debt	—	—	—	—	23,198	23,198

Total interest-bearing liabilities	54,066	272,479	504,346	357,570	23,198	1,211,659

Other liabilities	—	—	—	—	37,154	37,154

Shareholders’ equity	—	—	—	—	90,726	90,726

Total liabilities and shareholders’ equity	$54,066	$272,479	$504,346	$357,570	$151,078	$1,339,539

Rate sensitive gap by period	$202,581	$(48,073)	$(149,407)	$(63,832)	$101,295
Cumulative gap		$154,508	$5,101	$(58,731)	$42,564

Cumulative gap as a percentage of total assets		11.53%	0.38%	(4.38)%	3.18%

Rate sensitive assets / rate sensitive liabilities (cumulative)	4.75	1.47	1.01	0.95	1.04

From June 30, 2008 to June 30, 2009, the FOMC decreased interest rates by 225 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At June 30, 2009, our one-year gap was 1.01.

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

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At June 30, 2009, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders (the “Annual Meeting”) of Tennessee Commerce Bancorp, Inc. (the “Corporation”) was scheduled for May 19, 2009. Because a quorum was not present, however, the Annual Meeting was adjourned until June 12, 2009.  The following proposals were considered by shareholders at the Annual Meeting:

Proposal 1 — Election of Class I Directors

The following directors were elected to serve as Class I directors until their respective successors are elected and qualified:

	Votes
	For	Withheld	Abstained
Arthur F. Helf	3,542,704	255,241	—
William W. McInnes	3,596,336	201,609	—
Paul A. Thomas, M.D.	3,596,736	201,209	—

The following directors continued in office following the Annual Meeting and they will serve until the annual meeting of shareholders in the years indicated or until their respective successors are elected and qualified:

Term Expires
H. Lamar Cox	2010
Thomas R. Miller	2010
Darrel E. Reifschneider	2010
Paul W. Dierksen	2011
Dennis L. Grimaud	2011
Michael R. Sapp	2011

Proposal 2 — Ratification of the appointment of KraftCPAs PLLC as the Corporation’s independent registered public accounting firm for the fiscal year 2009:

	Votes		Broker
For	Against	Abstain	Non-Votes
3,689,628	78,875	29,442	—

Proposal 3 — Approval of an advisory (non-binding) resolution on the compensation of certain of the Corporation’s executive officers:

	Votes		Broker
For	Against	Abstain	Non-Votes
3,288,438	392,512	116,995	—

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Articles of Amendment to the Charter, as amended, of Tennessee Commerce Bancorp, Inc.(3)
3.4	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.5	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(4)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(5)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(6)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(7)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(6)
10.1	Amended and Restated Employment Agreement, dated as of May 19, 2009, by and among Arthur F. Helf, Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (8)
10.2	Amended and Restated Employment Agreement, dated as of May 19, 2009, by and among Michael R. Sapp, Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (8)
10.3	Amended and Restated Employment Agreement, dated as of May 19, 2009, by and among H. Lamar Cox, Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (8)
10.4	Form of Split Dollar Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox (8)
10.5	Form of Salary Continuation Plan, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Michael R. Sapp and H. Lamar Cox (8)
10.6	Form of Consulting and Non-Competition Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf and H. Lamar Cox (8)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form-8-K, as filed with the Securities and Exchange Commission on May 26, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 10, 2009	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Articles of Amendment to the Charter of Tennessee Commerce Bancorp, Inc.(2)
3.3	Articles of Amendment to the Charter, as amended, of Tennessee Commerce Bancorp, Inc.(3)
3.4	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.5	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(4)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(5)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(6)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(7)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(6)
10.1	Amended and Restated Employment Agreement, dated as of May 19, 2009, by and among Arthur F. Helf, Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (8)
10.2	Amended and Restated Employment Agreement, dated as of May 19, 2009, by and among Michael R. Sapp, Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (8)
10.3	Amended and Restated Employment Agreement, dated as of May 19, 2009, by and among H. Lamar Cox, Tennessee Commerce Bancorp, Inc. and Tennessee Commerce Bank (8)
10.4	Form of Split Dollar Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox (8)
10.5	Form of Salary Continuation Plan, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Michael R. Sapp and H. Lamar Cox (8)
10.6	Form of Consulting and Non-Competition Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf and H. Lamar Cox (8)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form-8-K, as filed with the Securities and Exchange Commission on May 26, 2009, and incorporated herein by reference.