Form 10-Q
period 2009-09-30
Tennessee Commerce Bancorp, Inc.
filed 2009-11-06
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 5, 2009 there were 4,742,944 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2009 and 2008 and for the Three Months Ended September 30, 2009 and 2008	4

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	28

Part II	Other Information	28

Item 1A.	Risk Factors	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

Signatures		30

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(Dollars in thousands, except share data)	September 30, 2009	December 31, 2008 (1)
ASSETS
Cash and due from banks	$17,038	$5,260
Federal funds sold	8,660	35,538
Cash and cash equivalents	25,698	40,798

Securities available for sale	86,000	101,290

Loans	1,159,705	1,036,725
Allowance for loan losses	(19,690)	(13,454)
Net loans	1,140,015	1,023,271

Premises and equipment, net	2,057	2,330
Accrued interest receivable	8,799	8,115
Restricted equity securities	2,169	1,685
Income tax receivable	2,037	4,430
Bank-owned life insurance	25,472	—
Other assets	43,504	36,165
Total assets	$1,335,751	$1,218,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$25,714	$24,217
Interest-bearing	1,176,571	1,044,926
Total deposits	1,202,285	1,069,143

Accrued interest payable	2,537	3,315
Accrued dividend payable	188	—
Short-term borrowings	10,000	10,000
Accrued bonuses	52	917
Deferred tax liability	3,190	8,695
Other liabilities	1,529	1,069
Long-term subordinated debt	23,198	23,198
Total liabilities	1,242,979	1,116,337
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at September 30, 2009 and December 31, 2008	15,000	15,000
Common stock, $0.50 par value; 20,000,000 and 10,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 4,733,712 and 4,731,696 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,371	2,366
Common stock warrant	453	453
Additional paid-in capital	60,321	59,946
Retained earnings	14,780	23,180
Accumulated other comprehensive (loss) income	(153)	802
Total shareholders’ equity	92,772	101,747

Total liabilities and shareholders’ equity	$1,335,751	$1,218,084

(1) The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands, except share data)	2009	2008	2009	2008
Interest income
Loans, including fees	$55,904	$52,125	$19,334	$18,528
Securities	4,089	3,398	1,301	1,221
Federal funds sold	12	148	7	7
Total interest income	60,005	55,671	20,642	19,756

Interest expense
Deposits	26,807	29,340	8,724	9,902
Other	1,483	1,199	494	580
Total interest expense	28,290	30,539	9,218	10,482

Net interest income	31,715	25,132	11,424	9,274

Provision for loan losses	26,889	5,790	5,250	1,850

Net interest income after provision for loan losses	4,826	19,342	6,174	7,424

Non-interest income
Service charges on deposit accounts	132	89	41	40
Securities gains (losses)	870	(67)	532	(97)
Gain on sale of loans	(649)	1,419	340	28
(Loss) gain on repossessions	(1,165)	(172)	202	95
Other	631	159	238	32
Total non-interest income	(181)	1,428	1,353	98

Non-interest expense
Salaries and employee benefits	7,428	6,151	2,088	2,058
Occupancy and equipment	1,186	1,037	394	315
Data processing fees	1,148	910	449	376
FDIC expense	1,868	486	717	170
Professional fees	1,393	1,531	405	627
Other	3,314	2,325	966	900
Total non-interest expense	16,337	12,440	5,019	4,446

(Loss) income before income taxes	(11,692)	8,330	2,508	3,076

Income tax (benefit) expense	(4,463)	3,223	972	1,190
Net (loss) income	(7,229)	5,107	1,536	1,886
Preferred stock dividends and accretion	(1,171)	—	(375)	—

Net (loss) income available to common shareholders	$(8,400)	$5,107	$1,161	$1,886

Earnings per share (EPS):
Basic EPS	$(1.77)	$1.08	$0.25	$0.40
Diluted EPS	(1.77)	1.05	0.25	0.39

Weighted average shares outstanding:
Basic	4,733,882	4,731,039	4,736,823	4,731,696
Diluted	4,733,882	4,878,150	4,736,823	4,851,831

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

			Warrant to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except share data)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	—	$2,362	—	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	—	—	5,107	—	5,107
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of income taxes	—	—	—	—	—	(1,121)	(1,121)

Total comprehensive income	—	—	—	—	—	—	3,986

Stock-based compensation expense				155			155
Exercise of stock options to purchase 7,500 common shares and related tax benefit	—	4	—	86	—	—	90

Balance at September 30, 2008	—	$2,366	—	$45,265	$20,533	$(812)	$67,352

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net loss	—	—	—	—	(7,229)	—	(7,229)
Unrealized losses on securities available for sale during the period, net of income taxes	—	—	—	—	—	(955)	(955)

Total comprehensive income	—	—	—	—	—	—	(8,148)

Common stock warrant accretion				62			62

Preferred stock dividend	—	—	—	—	(1,171)	—	(1,171)

Stock-based compensation expense	—	—	—	262	—	—	262
Issuance of 11,248 shares of restricted stock and related tax benefit	—	5	—	51	—	—	56

Balance at September 30, 2009	$15,000	$2,371	$453	$60,321	$14,780	$(153)	$92,772

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008

Cash flows from operating activities
Net (loss) income	$(7,229)	$5,107
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	372	295
Deferred loan fees	204	(295)
Provision for loan losses	26,889	5,790
Stock-based compensation expense	262	155
Deferred income tax (benefit) expense	(5,215)	1,319
Net amortization of investment securities	148	(45)
(Gain) loss on sales of securities	(870)	67
Change in:
Accrued interest receivable	(684)	(1,731)
Accrued interest payable	(778)	807
Other assets	(4,852)	(7,279)
Other liabilities	(16)	2,690
Net cash provided by operating activities	8,231	6,880

Cash flows from investing activities
Purchases of securities available for sale	(109,871)	(63,137)
Proceeds from sales of securities available for sale	67,100	32,903
Proceeds from maturities, prepayments and calls of securities available for sale	57,243	25,505
Net change in loans	(143,837)	(207,142)
Purchase of BOLI investment	(25,472)	—
Purchases of FHLB stock	(484)	(438)
Net purchases of premises and equipment	(99)	(1,315)
Net cash used by investing activities	(155,420)	(213,624)

Cash flows from financing activities
Net change in deposits	133,142	173,611
Net change in federal funds purchased and repurchase agreements	—	8,985
Proceeds from FHLB advances and other long-term debt	—	14,950
Purchases of capital securities of unconsolidated subsidiary	—	(450)
Preferred stock dividends expense	(1,171)	—
Warrant accretion expense	62	—
Proceeds from exercise of common stock options	—	38
Issuance of common stock	56	—
Excess tax benefit from option exercises	—	52
Net cash provided by financing activities	132,089	197,186

Net change in cash and cash equivalents	(15,100)	(9,558)

Cash and cash equivalents at beginning of period	40,798	14,809

Cash and cash equivalents at end of period	$25,698	$5,251

Supplemental cash flow information:
Cash paid during period for interest	$29,068	$29,732
Cash paid during period for income taxes	72	228
Loans charged off	21,865	3,967
Loans foreclosed upon with repossessions, transferred to other real estate	10,430	641

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc. As of September 30, 2009, the Bank, the Trust I, the Trust II and TCB Commercial Assets Services were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB Commercial Assets Services, Inc. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of September 30, 2009 and for the nine- and three-month periods ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the nine- and three-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Basic
Net (loss) income available to common shareholders	$(8,400)	$5,107	$1,161	$1,886

Weighted average common shares outstanding	4,733,882	4,731,039	4,736,823	4,731,696

Basic earnings per common share	$(1.77)	$1.08	$0.25	$0.40

Diluted
Net (loss) income available to common shareholders	$(8,400)	$5,107	$1,161	$1,886

Weighted average common shares outstanding for basic earnings per common share	4,733,882	4,731,039	4,736,823	4,731,696
Add: Dilutive effects of assumed exercises of stock options (1)	—	147,111	—	120,135

Average shares and dilutive potential common shares	4,733,882	4,878,150	4,736,823	4,851,831

Diluted earnings per common share	$(1.77)	$1.05	$0.25	$0.39

(1)      All shares subject to the warrant and outstanding options were excluded from the calculation of diluted earnings per share in 2009 because they were anti-dilutive.

Note 3 — Stock-Based Compensation

FASB ASC 718, “Share-Based Payment” (“FASB ASC 718”), addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. FASB ASC 718 eliminates the ability to account for share-based compensation transactions, as the Corporation formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended September 30, 2009 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with FASB ASC 718. As stock-based compensation expense recognized in the accompanying statement of income for the period ended September 30, 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the nine months ended September 30, 2009, the Corporation granted options to purchase 200,000 shares of Corporation common stock and there were 362,000 non-vested options outstanding at September 30, 2009. The Corporation recognized stock-based expense of $262 for the nine months ended September 30, 2009.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

	Number	Weighted- Average Exercise Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (1)
Stock-based awards outstanding at December 31, 2008	833,070	$13.49
Options granted	200,000	6.01
Options exercised	—	—
Options forfeited or expired	(17,250)	5.80
Stock-based awards outstanding at September 30, 2009	1,015,820	$12.15	5.42	$(8,279)
Stock-based awards outstanding and expected to vest at September 30, 2009	1,015,820	$12.15	5.42	$(8,279)
Options exercisable at September 30, 2009	653,820	$11.71	3.58	$(5,041)

(1)     The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $4.00 for the outstanding options to purchase 1,015,820 shares of Corporation common stock and exercisable options to purchase 653,820 shares of Corporation common stock at September 30, 2009.

Number
Shares of restricted stock outstanding at December 31, 2008	10,079
Restrictions lapsed and shares released	(2,016)
Shares of restricted stock issued	9,232
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at September 30, 2009	17,295

Restricted stock-based awards outstanding and expected to vest at September 30, 2009	17,295
Restricted stock unvested and outstanding at September 30, 2009	—

The estimated fair values are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2009	2008

Risk-free interest rate	0.30%	3.27%
Expected option life	5 years	3.5 years
Dividend yield	0.0%	0.0%
Volatility	45.00%	20.00%

The Corporation granted options to purchase 200,000 shares of Corporation common stock and 9,232 shares of restricted stock in the first nine months of 2009. The options granted in 2009 had an estimated weighted average fair value of $2.13 per share and the options granted in 2008 had an estimated fair value of $4.45 per share.

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
(Dollars in thousands)	Value	Gains	Losses

September 30, 2009

U.S. Government agencies	$75,164	$216	$(467)
Corporate debt securities	199	5	—
Other	10,637	—	—

	$86,000	$221	$(467)

December 31, 2008

U.S. Government agencies	$95,195	$1,197	$(51)
Corporate debt securities	239	2	—
Corporate bonds	411	—	(82)
Other	5,445	228	—

	$101,290	$1,427	$(133)

Contractual maturities of debt securities at September 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$1,500
Due after one through five years	194
Due after five through ten years	25,166
Due after ten years	59,140

$86,000

Gross gains of approximately $870 and $447 on sales of securities were recognized in 2009 and  2008, respectively Securities carried at approximately $16,536 and $74,979 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

2009

U.S. Government agencies	$36,176	$467	$—	$—	$36,176	$467
Corporate debt securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—

Total	$36,176	$467	$—	$—	$36,176	$467

2008

U.S. Government agencies	$—	$—	$8,048	$51	$8,048	$51
Corporate debt securities	—	—	—	—	—	—
Corporate bonds	—	—	411	82	411	82

Total	$—	$—	$8,459	$133	$8,459	$133

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

Note 5 — Federal Home Loan Advances and Trust Preferred Securities

In October 2008, the Bank was approved for funding advances in an aggregate amount of $30,000 with terms from one to 100 days from The Federal Home Loan Bank of Cincinnati. The Bank’s available advance is based on 150% of eligible one-to-four family loans as collateral. The Bank is also required to maintain a minimum required capital stock balance that is based upon its total assets.

In March 2005, the Trust I issued and sold 8,000 of its fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. At the same time, the Corporation issued to the Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The fixed/floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions, subject to certain limitations.

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

In June 2008, the Trust II issued and sold 14,500 of its floating rate capital securities, with a liquidation amount of $1 per capital security, in a private placement. The securities pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in  The Wall Street Journal  on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). At the same time, the Corporation issued to the Trust II $14,950 of floating rate junior subordinated deferrable interest debentures due 2038. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The floating rate capital securities qualify as “Tier I Capital” for the Corporation under current regulatory definitions, subject to certain limitations.

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

Note 6 — Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through November 6, 2009 (the financial statement issuance date), and has determined that no events require adjustment to or additional disclosure in the consolidated financial statements.

Note 7 — New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“SFAS 168”) , replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 is effective for the Corporation’s financial statements for periods ending after September 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB Accounting Standards Codification (“ASC”) 810, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (“FASB ASC 810”) amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FASB ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

FASB ASC 855, “Subsequent Events” (“FASB ASC 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements. Management evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date the Corporation issued the accompanying financial statements.  During this period, the Corporation did not have any material recognizable subsequent events that required recognition in its disclosures with respect to the accompanying financial statements.

SFAS No. 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,”  to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

FASB ASC 820-10-65-4, “Fair Value Measurements and Disclosures” (“FASB ASC 820”), requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FASB ASC 820 are included herein in Note 8, Fair Value Measurement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2/ASC 320-10-65-1), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of ASC 320 and FAS 124-2 are effective for the Company’s interim period ending on September 30, 2009.    There was no impact from the adoption of ASC 320 and FAS 124-2 on the Corporation’s financial position, results of operations or cash flows.

Note 8 — Fair Value Measurement

The Bank has an established process for determining fair values in accordance with FASB ASC 820. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

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

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. For the nine months ended September 30, 2009, the entire Bank’s available-for-sale securities were valued using matrix pricing and were classified within level 2 of the valuation hierarchy.  At September 30, 2009, the Bank had no available-for-sale securities classified within level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At September 30, 2009, the Bank had servicing assets measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At September 30, 2009, the Bank had interest-only strips measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At September 30, 2009, the Bank had impaired loans measured on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within level 3 of the valuation hierarchy. At September 30, 2009, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy. The Bank also includes bank owned life insurance (“BOLI”) within other assets, carried at a cash surrender value. At September 30, 2009, the Bank had BOLI measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation, held as inventory and carried at fair market value.  The sole purpose of the subsidiary is the resale of assets repossessed by the Bank. At September 30, 2009, the subsidiary had inventory measured at fair value on a nonrecurring basis classified within level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations — The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At September 30, 2009, the Bank had recourse obligations measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Federal funds sold	$8,660	$8,660	$—	$—
Securities available for sale	86,000	—	86,000	—
Servicing assets	161	—	—	161
Interest-only strips	3,301	—	—	3,301
Other Assets	25,472	—	—	25,472
Total assets at fair value	$123,594	$8,660	$86,000	$28,934

Recourse obligations	$339	$—	$—	$339
Total liabilities at fair value	$339	$—	$—	$339

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets measured at fair value on a nonrecurring basis as of September 30, 2009

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Impaired loans	$48,776	$—	$—	$48,776
Inventory	5,314	—	—	5,314
Other Assets	23,388	—	—	23,388
Total assets at fair value	$77,478	$—	$—	$77,478

Changes in level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first nine months of 2009 (including the change in fair value) for financial instruments classified by the Bank within level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine months ended September 30, 2009	Assets	Liabilities
Fair value, January 1, 2009	$5,460	$444
Total realized and unrealized gains/losses included in income	(3,065)	94
Purchases, issuances and settlements, net	26,539	(199)
Transfers in and/or out of level 3	—	—
Fair value, September 30, 2009	$28,934	$339
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2009	$—	$—

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

The estimated fair values of financial instruments were as follows:

	Nine Months Ended September 30, 2009		Twelve Months Ended December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$17,038	$17,038	$5,260	$5,260
Federal funds sold	8,660	8,660	35,538	35,538
Securities	86,000	86,000	101,290	101,290
Loans, net	1,140,015	1,223,603	1,023,271	1,114,151
Accrued interest receivable	8,799	8,799	8,115	8,115
Income tax receivable	2,037	2,037	4,430	4,430
Bank-owned life insurance	25,472	24,980	—	—
Financial liabilities:
Deposits	1,202,285	1,231,301	1,069,143	1,106,907
Accrued interest payable	2,537	2,537	3,315	3,315
Accrued dividend payable	188	188	—	—
Deferred tax liability	3,190	3,190	8,896	8,896
Long-term subordinated debt and other borrowings	33,198	37,126	33,198	34,897

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “may,” “will,” “could,” “should,” “would” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results, financial condition, vesting of stock-based awards, recently adopted accounting standards, fair value measurements, allowance for loan losses, business bank strategy, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, net interest margin, net interest income, inflation, loan sale transactions, tax rates, non-accrual loans, liquidity, capital resources, internal control over financial reporting and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations, before charges for preferred dividends, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflected a 241.55% decrease in net income and a 268.57% decrease in diluted earnings per share. The decrease in earnings resulted partially from an increased provision for loan losses as well as an additional accrual for an FDIC special assessment.  For the nine months ended September 30, 2009, net loss was $8,400, a decrease of $13,507 or 264.48% compared to net income of $5,107 for the same period in 2008. Diluted earnings per share decreased $2.82 per share or 268.57% for the nine months ended September 30, 2009 compared to the same period in 2008. The nine months ended September 30, 2009 reflected the reduction of our bank’s rate of asset growth, as assets increased by $117,667 or 9.66% from $1,218,084 at December 31, 2008 to $1,335,751 at September 30, 2009. Net loans increased by 11.41% or $116,744 from December 31, 2008 to September 30, 2009, while total deposits increased by 12.45% or $133,142 during that same period.

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

We do not compete based on the traditional definition of “convenience” and currently have no plans to develop a comprehensive branch bank network.  For us, convenience is created by technology and by a free courier service for local customers.  We compete by providing responsive and personalized service to meet customer needs.  We provide free electronic banking, cash management tools and on-site training for business customers.  We compete for consumer business by providing superior products, attractive deposit rates, free internet banking services and access to a third-party regional ATM network.

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 95%.  At September 30, 2009, we had an earning asset ratio of 92.43%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10,000 compared to the average ratio of $3,728 assets per employee for Tennessee commercial banks at the end of the first six months of 2009. At September 30, 2009, our assets per employee were $15,353.

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

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

Net Income - Net income for the three months ended September 30, 2009 was $1,161, a decrease of $725 or 38.44% compared to net income of $1,886 for the three months ended September 30, 2008.  The decrease is attributable to an increase in the provision for loan losses of 183.78% from $1,850 for the three months ended September 30, 2008 to $5,250 for the same period in 2009.  We experienced an increase of $573 in operating expense which was the result of our overall growth, including a $247 increase in FDIC expenses at September 30, 2009 compared to the same date in 2008, as well as an additional accrual expense for the FDIC special assessment fee of $300 paid in the third quarter of 2009. Further, during the quarter ended September 30, 2009, we made a dividend payment to the U.S. Department of Treasury in an amount equal to $375 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended September 30,
	2009	2008	% Change

Interest income	$20,642	$19,756	4.48%
Interest expense	9,218	10,482	(12.06)
Net interest income	11,424	9,274	23.18
Provision for loan losses	5,250	1,850	183.78
Net interest after provision for loan losses	6,174	7,424	(16.84)
Non-interest income	1,353	98	1,280.61
Non-interest expense	5,019	4,446	12.89
Net income before taxes	2,508	3,076	(18.47)
Income tax expense	972	1,190	(18.32)
Net income	1,536	1,886	(18.56)
Preferred dividends	(375)	—	—
Net income available to common shareholders	$1,161	$1,886	(38.44)%

Provision for Loan Losses - The provision for loan losses for the three months ended September 30, 2009 was $5,250, an increase of $3,400, or 183.78%, above the provision of $1,850 expensed in the same period in 2008.  This increase was primarily a result of the increase of our loan loss reserve. At September 30, 2009, the loan loss reserve of $19,690 was 1.70% of gross loans of $1,159,705 compared with a loan loss reserve of $12,191 at September 30, 2008, which was 1.22% of gross loans of $997,839.

Non-interest Income - Non-interest income increased by 1,280.61%, or $1,255, from $98 in the quarter ended September 30, 2008 to $1,353 for the same period in 2009. The increase was primarily a result of gains on sales of securities, reposessions and loans.  The gain on sales of securities was $532 for the three-month period ended September 30, 2009 compared to a loss of $97 for the same period in 2008.  The gain on the sale of repossessions for the three-month period ended September 30, 2009 was $202 compared to $95 for the same period in 2008.  The gain on loan sales was $340 and $28 for the three-month periods ended September 30, 2009 and 2008, respectively.  Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available. We earned $2 in mortgage origination fees during the three months ended September 30, 2009 compared to $4 during the same period in 2008, a decrease of $2 or 50%, primarily as a result of a slower market.

Non-interest Expense - Non-interest expense for the three months ended September 30, 2009 was $5,019, an increase of $573 or 12.89%, over the $4,446 expensed in the same period in 2008.  Approximately 95.46% of the increase was a result of increases in FDIC premiums and the FDIC special assessment.

Net Interest Income - Net interest income for the three months ended September 30, 2009 was $11,424 compared to $9,274 for the same period in 2008, a gain of $2,150 or 23.18%.  The increase in net interest income was largely attributable to a reduction in the cost of funds. The cost of funds decreased by 119 basis points from 4.13% for the three months ended September 30, 2008 to 2.94% for the same period in 2009. The average net loan balance for the three months ended September 30, 2009 increased by 16.81% or $164,023 from $975,487 for that period in 2008 to $1,139,510 for the same period in 2009. Loan growth was accompanied by an increase in average interest-bearing deposits from $961,777 for the three months ended September 30, 2008 to $1,184,337 for the same period in 2009, an increase of $222,560 or 23.14%.

Net Interest Margin - The net interest margin increased from 3.46% for the three months ended September 30, 2008 to 3.61% for the same period in 2009 because of a decrease in our cost for deposits.  Interest income increased by $886 or 4.48%, from $19,756 during the three months ended September 30, 2008 to $20,642 during the same period in 2009. The increase was primarily a result of increased loan volume.  Average earning assets increased from $1,064,396 in the three months ended September 30, 2008 to $1,252,195 in the same period in 2009, an increase of $187,799 or 17.64%, primarily as a result of loan growth. Average loan balances increased by $164,023 or 16.81% for the three months ended September 30, 2009, from the same period in 2008.  The average yield on earning assets decreased from 7.37% in the three months ended September 30, 2008 to 6.53% in the same period in 2009. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of the re-pricing of maturing liabilities and shifts in the deposit mix. Between September 30, 2008 and September 30, 2009, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 196 basis points from 2.03% at September 30, 2008 to 0.07% at September 30, 2009.

Interest Expense — Interest expense decreased from $10,482 in the three months ended September 30, 2008 to $9,218 in the three months ended September 30, 2009. The $1,264, or 12.06%, decrease in expense was a result of a decrease in the cost of funds. Average interest earning liabilities increased by $209,046 or 20.70%.  The cost of funds decreased from 4.13% for the three months ended September 30, 2008 to 2.94% for the same three months in 2009, a decrease of 119 basis points. The decrease was largely attributed to the maturation and re-pricing of time deposits.

Income Taxes - Our effective tax rate for the three months ended September 30, 2009 was 38.76% compared to 38.69% for the three months ended September 30, 2008. Management anticipates that tax rates in future periods will approximate the rates paid in 2009.

Efficiency Ratio - Our efficiency ratio for the three months ended September 30, 2009 and 2008 was 39.28% and 47.44%, respectively, a decrease of 816 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended September 30,
	2009	2008
Non-interest expense	$5,019	$4,446

Net interest income	11,424	9,274
Non-interest income	1,353	98
Net revenues	$12,777	$9,372

Efficiency ratio	39.28%	47.44%

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

Net Income - Net loss for the nine months ended September 30, 2009 was $8,400, a decrease of $13,507 or 264.48% compared to net income of $5,107 for the nine months ended September 30, 2008.  The decrease was attributable to a 364.40% increase in the provision for loan loss from $5,790 for the nine months ended September 30, 2008 to $26,889 for the same period in 2009. We experienced an increase of $3,897 in operating expense for the nine months ended September 30, 2009 compared to the same period in 2008, which was the result of our overall growth, including a $1,382 increase in FDIC assessments during the nine months ended September 30, 2009 compared to the same period in 2008, as well as an increase in personnel and general operating expenses attributable to our growth.

	Nine Months Ended September 30,
	2009	2008	% Change

Interest income	$60,005	$55,671	7.79%
Interest expense	28,290	30,539	(7.36)
Net interest income	31,715	25,132	26.19
Provision for loan losses	26,889	5,790	364.40
Net interest after provision for loan losses	4,826	19,342	(75.05)
Non-interest (loss) income	(181)	1,428	(112.68)
Non-interest expense	16,337	12,440	31.33
Net (loss) income before taxes	(11,692)	8,330	(240.36)
Income tax (benefit) expense	(4,463)	3,223	(238.47)
Net (loss) income	(7,229)	5,107	(241.55)
Preferred dividends	(1,171)	—	—
Net (loss) income available to common shareholders	$(8,400)	$5,107	(264.48)%

Provision for Loan Losses - The provision for loan losses for the nine months ended September 30, 2009 was $26,889, an increase of $21,099, or 364.40%, above the provision of $5,790 expensed in the same period in 2008.  This increase was primarily a result of loan growth, increasing the loan loss reserve from 1.22% to 1.70% and a charge-off of $3,000 on an $8,500 loan involving apparent fraud. We have additionally defined an impairment of $1,500 under FASB ASC 310, “Receivables,” for this loan and we are in the process of recovering the balance through corporate and personal bankruptcy proceedings. We are currently unable to quantify the amount of potential recovery for this loan. At September 30, 2009, the loan loss reserve of $19,690 was 1.70% of gross loans of $1,159,705.

Non-interest Income - Non-interest income decreased by 112.68% or $1,609, from $1,428 in the nine months ended September 30, 2008 to a loss of $181 for the same period in 2009. The decrease was primarily a result of losses on sales of loans and repossessed assets in the transportation sector.   The loss on loan sales was $649 for the nine-month period ended September 30, 2009 compared to a gain of $1,419 for the same period in 2008. The decrease in loan sales was a result of the lack of gains on loan sales in 2009. We lost $649 on loan sale transactions in the nine months ended September 30, 2009, a 145.74% decrease compared to $1,419 earned during the same period in 2008. This decrease was primarily a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

We earned $22 in mortgage origination fees during the nine months ended September 30, 2009 compared to $28 during the same period in 2008, a decrease of $6 or 21.43%, primarily as a result of a slower market.  We recognized $870 on the sale of securities in the nine months ended September 30, 2009 compared with a $67 loss for the same period in 2008. The gain on sale of securities in 2009 was a result of favorable market variations.

Non-interest Expense - Non-interest expense for the nine months ended September 30, 2009 was $16,337, an increase of $3,897 or 31.33%, over the $12,440 expensed in the same period in 2008. Approximately 35.46% of the increase was a result of increases in FDIC assessments, 32.77% of the increase was a result of increases in personnel and 17.40% of the increase was a result of increased collections expenses. At September 30, 2009, the Bank had 87 full-time employees compared with 80 employees at September 30, 2008.

Net Interest Income — Net interest income for the nine months ended September 30, 2009 was $31,715 compared to $25,132 for the same period in 2008, an increase of $6,583 or 26.19%.  The increase in net interest income was largely attributable to a lower cost of funds and increased loan fees.  The average net loan balance for the nine months ended September 30, 2009 increased by 23.12% or $207,222 to $1,103,463 from $896,241 for that period in 2008. Loan growth was accompanied by an increase in average interest-bearing deposits from $895,780 for the nine months ended September 30, 2008, to $1,118,552 for the same period in 2009, an increase of $222,772 or 24.87%.

The following table outlines the components of net interest income for the nine-month periods ended September 30, 2009 and 2008 and identifies the impact of changes in volume and rate:

	September 30, 2009 change from September 30, 2008 due to:
	Volume	Rate	Total

Interest income
Loans	$11,054	$(7,275)	$3,779
Securities (taxable) (1)	872	(181)	691
Federal funds sold	(8)	(128)	(136)
Total interest income	11,918	(7,584)	4,334

Interest expense
Deposits (other than demand)	6,355	(8,888)	(2,533)
Federal funds purchased	99	(230)	(131)
Subordinated debt	450	(35)	415
Total interest expense	6,904	(9,153)	(2,249)

Net interest income	$5,014	$1,569	$6,583

(1)   Unrealized gain of $843 and $31 is excluded from yield calculation for the nine months ended September 30, 2009 and 2008, respectively.

Net Interest Margin - The net interest margin increased from 3.40% for the nine months ended September 30, 2008 to 3.49% for the same period in 2009 because of a decrease in our cost for deposits.  Interest income increased by $4,334 or 7.79%, from $55,671 during the nine months ended September 30, 2008 to $60,005 during the same period in 2009. The increase was primarily a result of increased loan  fees.  Average earning assets increased from $986,080 in the nine months ended September 30, 2008 to $1,215,020 in the same period in 2009, an increase of $228,940 or 23.22%, primarily as a result of loan growth. Average loan balances increased by $207,222 or 23.12% for the nine months ended September 30, 2009, from the same period in 2008.  The average yield on earning assets decreased from 7.54% in the nine months ended September 30, 2008 to 6.60% in the same period in 2009. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in short-term interest rates paid on deposits which fund our assets. Between September 30, 2008 and September 30, 2009, the FOMC lowered the federal funds rate by 196 basis points.

Interest Expense — Interest expense decreased from $30,539 in the nine months ended September 30, 2008 to $28,290 in the nine months ended September 30, 2009. While average interest earning liabilities decreased by $240,757 or 25.96%, the cost of funds decreased from 4.29% in the nine months ended September 30, 2008 to 3.17% during the same period in 2009, a decrease of 112 basis points.

Income Taxes — Our effective tax rate for the nine months ended September 30, 2009 was 38.17% compared to 38.69% for the nine months ended September 30, 2008. Management anticipates that tax rates in future periods will approximate the rates paid in 2009.

Efficiency Ratio — Our efficiency ratio for the nine months ended September 30, 2009 and 2008 was 51.81% and 46.84%, respectively, an increase of 497 basis points. The following table reflects the calculation of the efficiency ratio:

	Nine Months Ended September 30,
	2009	2008
Non-interest expense	$16,337	$12,440

Net interest income	31,715	25,132
Non-interest (loss) income	(181)	1,428
Net revenues	$31,534	$26,560

Efficiency ratio	51.81%	46.84%

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine-month periods ended September 30, 2009 and 2008. The table is presented on a tax equivalent basis, as applicable.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$104,123	$4,089	5.21%	$81,985	$3,398	5.53%
Loans (2) (3)	1,103,463	55,904	6.77%	896,241	52,125	7.77%
Federal funds sold	7,434	12	0.22%	7,854	148	2.52%
Total interest earning assets	1,215,020	60,005	6.60%	986,080	55,671	7.54%

Non-interest earning assets
Cash and due from banks	8,905			3,612
Net fixed assets and equipment	2,205			1,760
Accrued interest and other assets	68,587			28,826

Total assets	$1,294,717			$1,020,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$1,118,552	$26,807	3.20%	$895,780	$29,340	4.38%
Federal funds purchased	16,596	75	0.60%	9,204	206	2.99%
Subordinated debt	33,198	1,408	5.67%	22,605	993	5.87%
Total interest-bearing liabilities	1,168,346	28,290	3.24%	927,589	30,539	4.40%

Non-interest bearing liabilities
Non-interest bearing demand deposits	23,855			23,870
Other liabilities	6,873			3,749
Shareholders’ equity	95,643			65,070

Total liabilities and shareholders’ equity	$1,294,717			$1,020,278

Net interest spread	3.36%			3.14%

Net interest margin	3.49%			3.40%

(1)  Unrealized gain of $843 and $31 are excluded from yield calculation for the nine months ended September 30, 2009 and 2008, respectively.

(2)  Non-accrual loans are included in average loan balances, and loan fees of $3,951 and $3,698 are included in interest income for the nine months ended September 30, 2009 and 2008, respectively.

(3)  Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Assets — Total assets at September 30, 2009 were $1,335,751, an increase of $117,667, or 9.66%, over total assets of $1,218,084 at December 31, 2008. Loan growth was the primary driver of the increase.  At September 30, 2009, net loans equaled $1,140,015, up $116,744, or 11.41%, over the December 31, 2008 total net loans of $1,023,271. The cash and cash equivalents balance decreased by $15,100 between December 31, 2008 and September 30, 2009, as funds were used to fund loans made in the first three quarters of 2009.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at September 30, 2009 were $1,234,675 or 92.43% of total assets of $1,335,751.  Earning assets at December 31, 2008 were $1,160,099, or 95.24% of total assets of $1,218,084.

Loans — We had total net loans of $1,140,015 at September 30, 2009. The following table sets forth the composition of our loan portfolio at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Real estate
Construction	$206,512	$181,638
1 to 4 family residential	40,033	37,822
Other	198,653	171,150
Commercial, financial and agricultural	637,016	589,518
Consumer	3,421	3,572
Other	74,070	53,025

Total loans	1,159,705	1,036,725
Less: allowance for loan losses	(19,690)	(13,454)

Net loans	$1,140,015	$1,023,271

The following table sets forth the percentage composition of our loan portfolio by type at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Real estate:
Construction	17.81%	17.52%
1 to 4 family residential	3.45	3.65
Other	17.13	16.51
Commercial, financial and agricultural	54.93	56.86
Consumer	0.29	0.34
Other	6.39	5.12

Total	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%

Direct funding	$317,368	49.82%	$267,542	45.38%
Indirect funding:
Large	143,493	22.53	148,538	25.20
Small	176,155	27.65	173,438	29.42
Total	$637,016	100.00%	$589,518	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Non-accrual loans:
Number	260	186
Amount	$28,854	$11,603

Accruing loans which are contractually past due 90 days or more as to principal and interest payments:
Number	22	51
Amount	$1,332	$18,788

Loans defined as “troubled debt restructurings”:
Number	1	3
Amount	$114	$668

As of September 30, 2009 and December 31, 2008, there were no loans classified for regulatory purposes as doubtful or substandard that are not disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. During the nine months ended September 30, 2009, troubled debt restructurings decreased to only one credit in a total amount of $114. At September 30, 2009, total impaired loans including non-accruals totaled $77,630.

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

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 1.85% for the nine months ended September 30, 2009, which included a single write-down of $3,000 on a loan that involved apparent customer fraud,  and 0.43% for the nine months ended September 30, 2008. The ALL as a percentage of the outstanding loans at the end of the period was 1.70% at September 30, 2009, and 1.22% at September 30, 2008.

An analysis of our ALL and net charge-offs is furnished in the following table for the nine months ended September 30, 2009 and the same period ended September 30, 2008:

	September 30, 2009	September 30, 2008
Allowance for loan losses at beginning of period	$13,454	$10,321
Charge-offs:
Real estate:
Construction	2,918	205
1 to 4 family residential	346	—
Other	346	—
Commercial, financial and agricultural	18,242	3,685
Consumer	13	77
Total Charge-offs	21,865	3,967

Recoveries:
Real estate:
Construction	—	—
1 to 4 family residential	—	—
Other	—	—
Commercial, financial and agricultural	1,211	44
Consumer	1	3
Total Recoveries	1,212	47

Net Charge-offs	20,653	3,920

Provision for loans charged to expense	26,889	5,790
Allowance for loan losses at end of period	$19,690	$12,191

	September 30, 2009	September 30, 2008
Net charge-offs as a percentage of average total loans outstanding during the period	1.85%	0.43%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.70%	1.22%

The ALL is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities — The securities portfolio at September 30, 2009 was $86,000 compared to $101,290 at December 31, 2008.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 6.44% of total assets at September 30, 2009 and 8.32% of total assets at December 31, 2008.

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

Deposits and Funding — Total deposits at September 30, 2009 were $1,202,285, up $133,142 or 12.45% over the December 31, 2008 total deposits of $1,069,143. Total average deposits during the nine months ended September 30, 2009 were $1,142,407, an increase of $222,757, or 24.22% over the total average deposits of $919,650 during the nine months ended September 30, 2008. Average non-interest bearing demand deposits decreased by $15, or 0.06%, from $23,870 in the nine months ended September 30, 2008, to $23,855 in the nine months ended September 30, 2009.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank, this funding portfolio had a weighted average maturity of one month and a weighted average rate of 0.26, as there was no balance at September 30, 2009. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At September 30, 2009, the maximum available advance was $17,654 with no outstanding principal balance and at December 31, 2008, there was no outstanding principal balance. At September 30, 2009, the total capital stock balance was 2,169 shares with a value of $2,169.

The following table sets forth average deposit balances for the nine months ended September 30, 2009 and 2008 and the average rates paid on those balances:

	Nine Months Ended September 30,
	2009		2008
	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$23,855	—%	$23,870	—%
Interest-bearing demand deposits	6,991	0.14	6,704	0.92
Money market accounts	42,851	0.77	69,502	2.30
Savings accounts	48,942	2.22	6,412	2.72
IRA accounts	37,279	3.82	23,972	4.80
Purchased time deposits	550,128	3.54	428,489	4.62
Time deposits	432,361	3.13	360,701	4.55
Total deposits	$1,142,407		$919,650

(1)    Rate is annualized

Short-Term Debt — As of May 4, 2009, we obtained a $10,000 line of credit with a qualified investor. The balance on this line of credit was $10,000 at September 30, 2009. The line of credit matures on April 30, 2010.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At September 30, 2009, we had unfunded loan commitments outstanding of $94,317 and standby letters of credit and financial guarantees of $8,938. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we had available federal fund lines at September 30, 2009 totaling $38,700.

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

Capital Resources —  Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds or a combination of those activities.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders’ equity less goodwill and Tier II capital which is primarily a portion of the ALL and certain preferred stock and qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

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

At September 30, 2009 and December 31, 2008, the Bank’s and our risk-based capital ratios and the minimums for both capital adequacy and to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	September 30,	December 31,	for capital	well-
	2009	2008	adequacy	capitalized

Tier 1 leverage ratio
Tennessee Commerce Bank	8.66%	9.26%	4.00%	5.00%
Tennessee Commerce Bancorp, Inc.	8.59%	10.62%	4.00%	n/a

Tier 1 “core” capital to risk-weighted assets
Tennessee Commerce Bank	9.43%	9.79%	4.00%	6.00%
Tennessee Commerce Bancorp, Inc.	9.36%	11.20%	4.00%	n/a

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.68%	11.01%	8.00%	10.00%
Tennessee Commerce Bancorp, Inc.	10.62%	12.42%	8.00%	n/a

Based solely on our analysis of federal banking regulatory categories, on September 30, 2009 and December 31, 2008, we and the Bank met the minimum requirements for capital adequacy and the Bank was within the “well capitalized” categories under the regulations.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at September 30, 2009. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$8,660	$—	$—	$—	$—	$8,660

Securities
U.S. government agencies	—	38,421	—	—	47,379	85,800
Mortgage-backed securities	—	25	75	100	—	200
Total securities	—	38,446	75	100	47,379	86,000

Total loans	228,715	205,476	383,585	296,999	44,930	1,159,705

Total interest-earning assets	237,375	243,922	383,660	297,099	92,309	1,254,365

Other assets	—	—	—	—	81,386	81,386

Total assets	$237,375	$243,922	$383,660	$297,099	$173,695	$1,335,751

Interest-bearing liabilities
Deposits
Interest checking	$2,097	$—	$—	$3,280	$—	$5,377
Money market and savings	166,747	—	—	74,916	—	241,663
Time deposits	—	232,435	347,518	349,578	—	929,531
Total deposits	168,844	232,435	347,518	427,774	—	1,176,571

Federal funds purchased	—	—	—	—	—	—
Short-term debt	—	—	10,000	—	—	10,000
Subordinated debt	—	—	—	—	23,198	23,198

Total interest-bearing liabilities	168,844	232,435	357,518	427,774	23,198	1,209,769

Other liabilities	—	—	—	—	33,210	33,210

Shareholders’ equity	—	—	—	—	92,772	92,772

Total liabilities and shareholders’ equity	$168,844	$232,435	$357,518	$427,774	$149,200	$1,335,751

Rate sensitive gap by period	$68,531	$11,487	$26,142	$(130,675)	$69,111
Cumulative gap		$80,018	$106,160	$(24,515)	$44,596

Cumulative gap as a percentage of total assets		5.99%	7.95%	(1.84)%	3.34%

Rate sensitive assets / rate sensitive liabilities (cumulative)	1.41	1.20	1.14	0.98	1.04

From September 30, 2008 to September 30, 2009, the FOMC decreased interest rates by 196 basis points. Management has positioned the balance sheet to be essentially neutral for asset and liability sensitivity. At September 30, 2009, our one-year gap was 1.14.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet using an earnings simulation model and an economic value of equity model. The rate shock test measures the impact on the net interest margin and the economic value of equity of an immediate shift in interest rates in either direction.

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At September 30, 2009, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At September 30, 2009, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special meeting of shareholders on July 30, 2009, at which the shareholders considered a proposal to amend our charter to increase the number of authorized shares of our common stock to 20,000,000. The shareholders approved this proposal in accordance with the following vote:

Votes Cast			Broker
For	Against	Abstain	Non-Votes
2,695,460	423,240	310,535	—

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(2)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(3)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(4)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(4)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

November 06, 2009	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(1)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(2)
4.1	Shareholders’ Agreement(1)
4.2	Form of Stock Certificate(3)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(4)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(4)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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