Form 10-K
period 2009-12-31
Tennessee Commerce Bancorp, Inc.
filed 2010-03-09
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐      Accelerated filer   ☐       Non-accelerated filer   ☒         Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2009 was $20.01 million, based upon the average sale price on that date.

As of March 03, 2010, there were 5,648,384 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to registrant’s Definitive Proxy Statement for its 2010 annual meeting of shareholders to be held on May 20, 2010, which will be filed with the Commission no later than April 29, 2010. Certain Part II information required by Form 10-K is incorporated by reference to the registrant’s Annual Report to Shareholders, but the Annual Report to Shareholders shall not be deemed filed with the Commission.

i

PART I

ITEM 1.                                                    BUSINESS

General

Tennessee Commerce Bancorp, Inc. (the “Corporation” or “we” or “us”) is a bank holding company formed as a Tennessee corporation to own the shares of Tennessee Commerce Bank (the “Bank”). The Bank commenced operations January 14, 2000, and is a full service financial institution located in Franklin, Tennessee, 15 miles south of Nashville. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation. The Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at December 31, 2009 of $1.4 billion. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy.  The Business Bank strategy emphasizes banking services for small- to medium-sized businesses, entrepreneurs and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank. This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

The Bank does not compete based on the traditional definition of “convenience” and does not have a branch network for that purpose. Business is conducted from a single office without a teller line, drive-through window or extended banking hours.  The Bank competes by providing responsive and personalized service to meet customer needs.  Convenience is created by technology and by free courier service which transports deposits directly from the local business location to the Bank.  The Bank provides free electronic banking and cash management tools and on-site training for business customers.  The Bank competes for local consumer business by providing superior products, attractive deposit rates, free Internet Banking services and access to a third party regional automated teller machine (“ATM”) network. The Bank targets service, manufacturing and professional customers and avoids retail businesses with high transaction volume.

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

The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions.   The Business Bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 97% compared to the average of 86%, as of December 31, 2009, for all banks insured by the Federal Deposit Insurance Corporation (“FDIC”). Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans.  Management targets a loan mix of 60% commercial loans and 40% real estate.  At December 31, 2009, the composition of the $1.17 billion loan portfolio was 55.45% commercial, 37.88% secured by real estate (both commercial and consumer) and 6.67% in consumer and credit card loans.

In addition to lending in the local marketplace, the Bank generates assets in the national market by providing collateral-based loans to business borrowers located in other states through two types of indirect funding programs. In both programs, the transactions are originated by a third party, such as an equipment vendor or financial services company, who provides the Bank with a borrower’s financial information and arranges for a borrower’s execution of loan documentation. The Bank funds these transactions earning strong yields and has no servicing expense or residual risk in any transaction originated by these financial service companies and vendors. The Bank has management and personnel who are experienced in this type of transaction and are able to evaluate and partner effectively with the companies who originate these transactions. All indirect funding is secured by the business asset financed, and is subject to the Bank’s minimum credit score and documentation standards.  These national market transactions provide geographic and collateral diversity for the portfolio and represent 25.40% of the total loan portfolio at December 31, 2009.

The two national market funding programs fund different size loans through two different networks. In the first type, the Bank uses an established network of financial service companies and vendor partners that provide the Bank funding opportunities to national middle-market and investment grade companies. At December 31, 2009, the average size of this type of loan in the loan portfolio was approximately $389,000 and earned an average yield of 6.72%. Funding under this program represents approximately 11.15% of the $1.17 billion total loan portfolio.  In the second program, the Bank partners with a second network of financial service companies and vendors located in Tennessee, Alabama, Georgia, California and Michigan. This program is for smaller transactions. These loans that finance business assets are less than $150,000 at origination. Management has installed a standardized credit approval process that delivers quick responsive service. At December 31, 2009, the average size of this type of loan in the loan portfolio was approximately $45,000, and the average yield on these loans was 6.88%. Funding under this program represents 14.26% of the $1.17 billion total loan portfolio.

Management believes the Business Bank model is highly efficient.  The Bank targets the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of certain administrative functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff.  Management targets an average asset per employee ratio of $15.0 million compared to its peer group ratio of $5.12 million at the end of December 31, 2009, as reported by the FDIC. The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations.  Management targets an operating efficiency ratio (total operating expense divided by total revenue) of 40% to 45%.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee (“TDFI”) and the FDIC.

The Bank’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

The Corporation was incorporated on March 22, 2000, for the purpose of acquiring 100% of the shares of the Bank by means of a share exchange, and becoming a registered bank holding company under the Federal Reserve Act.  The share exchange was completed on May 31, 2000.  The Corporation’s activities are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Corporation’s offices are the same as the principal office of the Bank.  On March 29, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”) and in July 2008, the Corporation formed a wholly owned subsidiary, TCB Commercial Asset Services, Inc (“TCB”). As of December 31, 2009, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated. The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is headquartered in Franklin, Tennessee.

Corporation Overview

The Corporation, headquartered in Franklin, Tennessee, is the bank holding company for the Bank.  Organized in January 2000, the Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville MSA, as well as the funding needs of certain national and regional equipment vendors and financial services companies.  The Corporation calls this strategy its Business Bank strategy. The Corporation primarily conducts business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville. The Corporation also operates three loan production offices - one in each of Birmingham, Alabama, Minneapolis, Minnesota and Atlanta, Georgia. Each of these offices is staffed with one senior lending officer.

The Corporation offers a full range of competitive retail and commercial banking services to local customers in the Nashville MSA.  The Corporation’s deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. The Corporation issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards.  The Corporation also offers check cards and debit cards and offers its local customers free courier services, access to third-party automated teller machines, or ATMs, remote deposit and state-of-the-art electronic banking. The Corporation has trust powers but does not have a trust department.

Employees

At December 31, 2009, the Bank employed 91 people on a full-time basis. The Corporation has entered into employment agreements with two of its executive officers who are also employees of the Bank. The Bank’s employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

Bank Holding Company Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered with the Federal Reserve Board. The Corporation’s banking subsidiary is subject to restrictions under federal laws which limit the transfer of funds by the Bank to the Corporation, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to the Corporation and the Bank, to an aggregate of 20% of the Bank’s capital and surplus.  Furthermore, such loans and extensions of credit are required to be secured in specified amounts.  The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities.  An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or financial in nature.

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

A bank holding company and its subsidiaries are also prohibited from engaging in certain activities, including certain merger activities, outside of the state in which the operations of the bank holding company’s subsidiaries are located, unless these activities are allowed under the statutes of the state in which the target is located. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or provision of any property or service.  Thus, an affiliate of a bank holding company may not extend credit, lease or sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property or services from or to its bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

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

The United States Department of Justice may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts.  Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

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

Capital Requirements

The Federal Reserve Board has risk-based capital requirements for bank holding companies, and the FDIC adopted risk-based capital requirements for banks and bank holding companies effective after December 31, 1990. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  One aspect of this is to assign assets and off-balance sheet items to a broad number of risk categories each with appropriate weights.  The guidelines require all federally regulated banks to maintain a minimum Capital Ratio (ratio of total capital to risk-weighted assets) of  at least 8%, a Tier I Capital Ratio (as defined below) of at least 4%, and a Tier I Leverage Ratio (Tier I Capital divided by average total assets) of at least 4%.  To be considered a “well capitalized” bank or bank holding company under the guidelines, a bank or bank holding company must have a Capital Ratio of at least 10%, a Tier I Capital Ratio of at least 6% and a Tier I Leverage Ratio of at least 5%.  Regulators may require a bank to retain capital ratios higher than the minimum statutory threshold based on the risk profile of the bank. As of December 31, 2009, the Bank’s Capital Ratio was 10.63%, its Tier I Capital Ratio was 9.37%, and its Tier I Leverage Ratio was 8.74%.

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

Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), as an institution’s capital position deteriorates, it is subject to varying and increasingly restorative enforcement actions. These sanctions may include compliance with a capital plan or agreement with the regulator, limitations on activities and, ultimately, a termination of deposit insurance.

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

In September 2006, the U.S. regulators published a revised Notice of Proposed Rulemaking (“NPR”) for Basel II.  The Final Rule on Advanced Capital Adequacy Framework—Basel II (the “Final Rule”), has been approved by all regulatory agencies and took effect on April 1, 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt in.  Under the Final Rule, the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, a NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the current Basel II capital rules.

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

There are state and federal statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. Under the FDIA, the Bank may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.  In addition, the Bank is restricted from paying dividends under certain circumstance by the Tennessee Banking Act. The payment of dividends by any bank is dependent upon its earnings and financial condition and subject to the statutory power of certain federal and state regulatory agencies to act to prevent what they deem unsafe or unsound banking practices.  The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound banking practice.  Under Tennessee law, the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two years without the prior approval of the TDFI.  The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if it is in default in the payment of any assessments due the FDIC.  The Bank is also subject to the minimum capital requirements of the FDIC which impact the Bank’s ability to pay dividends.  If the Bank fails to meet these standards, it may not be able to pay dividends or to accept additional deposits because of regulatory requirements.

If, in the opinion of the FDIC or the Federal Reserve Board, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice.  The FDIC and the Federal Reserve Board have indicated that paying dividends that deplete a depository institutions or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, a FDIC-insured depository institution is well capitalized if it maintains a Leverage Ratio of at least 5%, a risk adjusted Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%.  An insured depository institution is adequately capitalized if it meets all of the minimum capital requirements as described above.  In addition, an insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

Brokered Deposits and Pass-Through Insurance

The FDIC has adopted regulations under FDICIA governing the receipt of brokered deposits and pass-through insurance.  Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.  A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts.  Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain index prevailing market rates specified by regulation.  There are no such restrictions on a bank that is well capitalized.  The FDIC has proposed an amendment to this regulation that would change the comparison rate from a specific market rate to a prevailing national average rate, as published by the FDIC.  Because the Bank was well capitalized as of December 31, 2009, management of the Bank believes the brokered deposits regulation will have no material effect on the funding or liquidity of the Bank.

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

As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC raised the base assessment rates uniformly by seven basis points for the assessment for the first quarter of 2009. In addition, the FDIC imposed a 5 basis point emergency special assessment on June 30, 2009, that was collected on September 30, 2009.  The FDIC also adopted an interim rule that permits an emergency special assessment after June 30, 2009 of up to ten basis points.  On September 29, 2009, the FDIC, adopted a notice of proposed rulemaking with request for comment to amend its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. This proposal rule was adopted and the Bank prepaid these assessments and accounted for the prepaid assessment as a prepaid expense (an asset). The DIF will initially account for the amount collected as both an asset (cash) and an offsetting liability (deferred revenue). The Bank’s quarterly risk-based deposit insurance assessments will be paid from the amount it prepaid until that amount is exhausted or until December 30, 2014, when any amount remaining would be returned to it. On December 31, 2009 the Bank paid the FDIC $8.05 million for the fourth quarter 2009 and the next three years.

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

Emergency Economic Stabilization Act

In response to recent, unprecedented market turmoil, Congress enacted the Emergency Economic Stabilization Act (“EESA”) on October 3, 2008. EESA authorizes the Secretary of Treasury (the “Secretary”) to purchase up to $700 billion in troubled assets from financial institutions under TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument the purchase of which the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial stability.  The Secretary was authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon request by the President, subject to action by Congress.  EESA also increased the maximum deposit insurance amount up to $250,000 until December 31, 2013.  Pursuant to his authority under EESA, the Secretary created the TARP CPP under which Treasury is investing up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

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

ITEM 1A.                                           RISK FACTORS

Our concentration of commercial loans and commercial real estate loans expose us to credit risks.

At December 31, 2009, our portfolio of commercial loans totaled $649.5 million, or 55.45% of total loans, and our commercial real estate loan portfolio was $443.8 million, or 37.88% of total loans.  These types of loans generally expose us to a greater risk of nonpayment and loss than residential real estate loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans and many of our borrowers have more than one such loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential real estate loan. Further, we could sustain losses if we incorrectly assess the creditworthiness of such borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.  Problems with asset quality could cause our interest income and net interest margin to decrease and our provision for loan losses to increase, which could adversely affect our results of operations and financial condition.

Commercial loans are generally secured by a variety of forms of collateral related to the underlying business, such as equipment, accounts receivable and inventory. Should a commercial loan require us to foreclose on the underlying collateral, the foreclosure expense may be significant if the collateral is of a unique nature. The collateral may be difficult to liquidate, and deteriorating market conditions may depress the value of such collateral, increasing the risk to us of recovering the principal amount of the loan. Accordingly, our financial condition may be adversely affected by defaults in this portfolio.

Some economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage and/or units continue to decline. Because of the current, general economic slowdown, these loans represent a high risk, could result in a sharp increase in our total net charge-offs and could require us to significantly increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our current sources of funds might not be sufficient to meet our future liquidity needs.

The primary sources of our funds are loan repayments and customer deposits. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, rising fuel prices, inclement weather, natural disasters and international instability. Customer deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include brokered deposits, internet deposits Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While our management believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.

Our reliance on internet and brokered deposits could adversely affect our liquidity and results of operations.

Recently our loan demand has exceeded the rate at which we have been able to increase our deposits and, as a result, we have relied on internet and brokered deposits as a source of funds with which to make loans and provide liquidity. We post rates to an Internet-based program that retail and institutional investors nationwide subscribe to in order to invest funds. As of December 31, 2009, internet and brokered deposits, amounted to $526.4 million, or 42.36% of total deposits.  Generally, brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their time deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Additionally, if we cease to be “well capitalized” for bank regulatory purposes or are placed under a formal enforcement action with corresponding restrictions, we will not be able to accept, renew or rollover brokered deposits without a waiver from the FDIC. An inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations.

Capital constraints may affect our pace of growth and our ability to raise additional capital when needed is dependent on conditions outside our control.

Our pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.  We are required by federal and state regulatory authorities to maintain specific levels of capital to support our operations, so we may at some point need to raise additional capital to support any continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot provide any assurance that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to continue our growth could be materially impaired.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio, provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

In the future we may become subject to informal or formal enforcement actions that could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

Our bank subsidiary is not currently under, nor does management expect it to be placed under, a formal enforcement action. Nonetheless, we can provide no assurance that we will not become subject to a regulatory action, possibly including a memorandum of understanding, cease and desist order, prompt corrective action and/or other regulatory enforcement action. If our regulators take any informal or formal enforcement actions, then we could, among other things, become subject to restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material adverse effect on our business, operations, financial condition, results of operations and the value of our common stock.

We rely heavily on the services of key personnel.

We depend substantially on the strategies and management services of our executive officers — Michael R. Sapp, Chairman, Chief Executive Officer and President, Frank Perez, Chief Financial Officer and H. Lamar Cox, Chief Operating Officer. The loss of the services of any of these executive officers could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.  We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. We compete with a large number other financial institutions in the Nashville MSA for such personnel, and we cannot assure you that we will be successful in attracting or retaining such personnel.

Prepayment of FDIC insurance premiums and higher FDIC assessment rates could adversely affect our results of operations.

As a result of the large number of recent bank failures that have depleted the DIF, the FDIC required financial institutions, such as our bank subsidiary, to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the DIF. The amount of our prepayment was $8.05 million. The FDIC also increased the assessment rates by three basis points effective January 1, 2011. We cannot predict if the aggregate amount of all FDIC premium prepayments will be sufficient to cover expected bank failures. Therefore, we can give no assurance that the FDIC will not impose additional special assessments in the future to cover the costs associated with such failures.

Our business is subject to the success of certain local economies.

Our success significantly depends upon the growth in population, income levels, deposits and new businesses in the Nashville metropolitan statistical area, or Nashville MSA, and the other markets in which we have significant loan production efforts. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

National market funding outside of the Nashville MSA has risks related to the potential disposition of collateral upon foreclosure.

At December 31, 2009, 25.71% of our loan portfolio was composed of national market funding loans to non-Middle Tennessee businesses referred to us by a small network of equipment vendors and financial service companies.  This lending causes us to have somewhat different risks than those typical for community banks generally. Our loan portfolio is somewhat geographically diverse, and as a result the loan collateral is also dispersed geographically. This may result in longer time periods to locate collateral and higher costs to dispose of collateral in the event that the collateral is used to satisfy the loan obligation.

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

There can be no assurance that we will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth will cause growth in overhead expenses as we add staff. As a result, historical results may not be indicative of future results. Failure to successfully address these issues identified above could have a material adverse effect on our business, future prospects, financial condition or results of operations.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in the Nashville MSA, and regionally and nationally with respect to our indirect funding programs.

Material fluctuations in non-interest income may occur.

Historically, a substantial portion of our non-interest income is derived from the sale of loans. We sell loans, particularly loans generated for our national market funding portfolio. The timing and extent of these loan sales may not be predictable, and could cause material variation in our non-interest income on a quarter-to-quarter basis.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and throughout 2008 and 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2009 and into 2010. The performance of loan portfolios has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting the loans. The competition for our deposits has increased significantly as a result of liquidity concerns at other institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 followed, and have been followed by, numerous actions by the Federal Reserve Board, Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. These initiatives may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve significantly or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Changes in interest rates could adversely affect our results of operations and financial condition.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.  Accordingly, changes in interest rates could decrease our net interest income.  Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

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

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. Further, the impact of new legislation in response to negative developments in the financial industry could adversely affect our operations by restricting our business operations.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and The NASDAQ Stock Market that are applicable to us, have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. As a result, we have experienced, and may continue to experience, significant compliance costs.

Even though our common stock is currently listed on The NASDAQ Global Market, the trading volume of our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

While our common stock is listed on The NASDAQ Global Market, the trading volume of our common stock is relatively low and we cannot be certain when a more active and liquid trading market for our common stock will develop or whether such a market could be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

We cannot predict the effect, if any, that future sales of our common stock, or availability of shares of our common stock for sale, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of our common stock, or the potential for large amounts of sales, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our issuance of securities to Treasury may limit our ability to return capital to our shareholders, may be dilutive to the holders of our common stock and may result in other restrictions to our operations.

In connection with our sale of $30 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, or Series A Preferred Stock, to Treasury on December 19, 2008, we also issued to Treasury a warrant to purchase 461,538 shares of our common stock. The terms of the transaction with Treasury will result in limitations on our ability to pay dividends and repurchase our shares. Until December 19, 2011 or until Treasury no longer holds any shares of the Series A Preferred Stock, we will not be able to pay dividends or repurchase any of our shares without the approval of Treasury, with limited exceptions. In addition, we will not be able to pay any dividends at all on our common stock unless we are current on our dividend payments on the Series A Preferred Stock. These restrictions, as well as the dilutive impact of the warrant, may have a negative effect on the market price of our common stock and may be dilutive of our earnings per share. In addition, we are required to pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. Depending on our financial condition at the time, these dividends could have a negative effect on our liquidity. The shares of Series A Preferred Stock will receive preferential treatment in the event of our liquidation, dissolution or winding up.

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

In 2005 and 2008, we supported our continued growth through the issuance of trust preferred securities from two affiliated special purpose trusts and accompanying subordinated debentures. At September 30, 2009, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $23 million. Our board of directors may decide to issue additional tranches of trust preferred securities in the future if markets for these securities improve. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for up to five years (from the date of issuance) during which time we may not pay dividends on our common stock.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these securities may significantly dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors in other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

ITEM 1B.                                           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                    PROPERTIES

The Corporation’s main office is located in Williamson County at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, which is also the main office of the Bank.  This location is centrally located and in a high traffic/exposure area. The Bank leases 66,167 square feet at a competitive rate and the term of the lease expires in December 2017.  The Bank provides services throughout the community by use of a network of couriers, third party ATMs and state-of-the-art electronic banking. The Bank also operates loan production offices located at One Chase Corporate Center, Suite 400, Birmingham, Alabama 35244, at 7900 International Drive, Suite 200, Bloomington, Minnesota 55425 and at 125 TownPark Drive, Suite 300, Kennesaw, Georgia 30144. All three loan production office facilities are leased.

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

In the SOX Complaint, Mr. Fort alleges that his March 7, 2008 placement on administrative leave and his subsequent termination on May 6, 2008 were in retaliation for his raising various alleged weaknesses in the Corporation’s internal controls to the Audit Committee of the Corporation’s Board of Directors. In the Federal Litigation, Mr. Fort alleges that his termination constituted a breach of his Employment Agreement (the “Employment Agreement”) with the Bank and retaliation under the Tennessee Public Protection Act and the Federal Deposit Insurance Corporation Improvement Act. Mr. Fort also asserts a claim for libel based upon certain press releases issued by the Corporation in connection with his former employment. The Corporation has brought a counter-claim against Mr. Fort that he engaged in misfeasance and malfeasance as the Corporation’s Chief Financial Officer, in breach of his fiduciary duty as an officer of the Corporation under Tennessee law.

In 2009, the Department of Labor (the “DOL”) indicated that it will likely issue a preliminary order on the SOX Complaint finding probable cause that the Corporation placed Mr. Fort on administrative leave and subsequently discharged him in retaliation for engaging in protected activity under SOX. The Corporation has objected to the issuance of a preliminary order and the DOL has not opined with respect to those objections.  If the DOL issues an adverse preliminary order, then the Corporation intends to appeal any such finding through the DOL’s administrative review process. Trial in the Federal Litigation is currently scheduled to begin late in the fourth quarter of 2010.

The Corporation denies any liability to Mr. Fort or violation of any law, contract or otherwise and intends to contest all matters brought by Mr. Fort vigorously. In summary, the Corporation maintains that (i) Mr. Fort did not engage in protected activity, because his report did not involve any of the specific activities enumerated in Section 806 of SOX, (ii) it placed Mr. Fort on administrative leave so that he could focus his attention on addressing the issues he raised to the Audit Committee after he refused to participate in good faith in such efforts and (iii) Mr. Fort grossly neglected his duties in the implementation of the Corporation’s SOX program based on reports from external auditors that revealed that, despite Mr. Fort’s assurances that SOX implementation was “on track,” it was not. The Corporation further maintains that the terms of the Employment Agreement created an at-will employment relationship as a matter of law and that, regardless, Mr. Fort’s gross neglect of his duties constituted cause for termination under the Employment Agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock has been listed on The NASDAQ Global Market since June 2006. The number of shareholders of record at March 1, 2010, was 400. The table below shows the quarterly range of high and low sale prices for the Corporation’s common stock during the fiscal years 2009 and 2008.

Year		High	Low

2008:	First Quarter	$26.23	$13.72
	Second Quarter	$19.94	$15.67
	Third Quarter	$17.25	$10.35
	Fourth Quarter	$14.48	$5.00
2009:	First Quarter	$11.74	$5.43
	Second Quarter	$9.39	$4.76
	Third Quarter	$5.70	$4.00
	Fourth Quarter	$6.00	$3.07

Dividends

The Corporation has never declared or paid dividends on its common stock. The payment of cash dividends is subject to the discretion of the Board of Directors, the Bank’s ability to pay dividends and the priority of holders of the Corporation’s subordinated debentures and Series A Preferred Stock.  The Bank’s ability to pay dividends is restricted by applicable regulatory requirements. For more information on these restrictions, see ITEM 1 “BUSINESS — Supervision and Regulation — Payment of Dividends” of this Annual Report on Form 10-K.  No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future.

Recent Sales of Unregistered Securities

During 2009, Corporation did not sell any of its securities which were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation’s equity securities during the fourth quarter of the fiscal year ended December 31, 2009.

ITEM 6.                                                    SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K:

	2009	2008	2007	2006	2005
	(Dollars in thousands except share data)
Operating Data:
Total interest income	$81,108	$75,978	$62,206	$41,245	$23,633
Total interest expense	36,192	41,027	34,934	21,868	10,006
Net interest income	44,916	34,951	27,272	19,377	13,627
Provision for loan losses	(31,039)	(9,111)	(6,350)	(4,350)	(3,700)
Net interest income after provision for loan losses	13,877	25,840	20,922	15,027	9,927
Non-interest income:
Investment securities gains	1,118	447	26	—	4
(Loss) gain on sale of loans	(1,928)	3,750	2,687	2,025	1,106
Other (loss) income	(747)	97	167	(262)	201
Non-interest expense	(21,305)	(17,608)	(13,263)	(9,056)	(6,246)
(Loss) income before income taxes	(8,985)	12,526	10,539	7,734	4,992
Income tax benefit (expense)	3,407	(4,772)	(3,643)	(2,985)	(1,925)

Net (loss) income	(5,578)	7,754	6,896	4,749	3,067
CPP preferred dividends	(1,546)	—	—	—	—

Net (loss) income available to common shareholders	$(7,124)	$7,754	$6,896	$4,749	$3,067

Per Share Data :
Net income, basic	$(1.50)	$1.64	$1.49	$1.24	$0.95
Net income, diluted	$(1.50)	$1.60	$1.41	$1.14	$0.87
Book value	$20.32	$21.50	$13.36	$11.51	$8.16

Financial Condition Data:
Assets	$1,383,432	$1,218,084	$900,153	$623,518	$404,040
Loans, net	1,151,388	1,023,271	784,001	538,550	344,187
Investments	93,668	101,290	73,753	56,943	31,992
Cash and due from financial institutions	22,864	5,260	5,236	177	6,877
Federal funds sold	15,010	35,538	9,573	13,820	12,535
Premises and equipment, net	1,967	2,330	1,413	1,633	769
Deposits	1,242,542	1,069,143	815,053	560,567	367,705
Federal funds purchased	—	—	2,000	—	—
Long-term debt	23,198	23,198	8,248	8,248	8,248
Other liabilities	21,400	15,100	11,592	3,479	1,657
Shareholders’ equity	96,292	101,747	63,121	51,224	26,430

Selected Ratios:
Overhead ratio (1)	1.63%	1.52%	1.76%	1.80%	1.98%
Efficiency ratio (2)	49.14%	44.87%	43.99%	42.84%	41.81%
Net yield on earning assets	6.62%	7.45%	8.50%	8.46%	7.70%
Cost of funds	3.00%	4.16%	5.18%	4.94%	3.66%
Net Interest margin	3.66%	3.43%	3.72%	3.98%	4.44%
Operating expenses to average earning assets	1.74%	1.73%	1.81%	1.86%	2.03%
Return on average assets	(0.54)%	0.73%	0.91%	0.95%	0.97%
Return on average common equity	(10.86)%	11.34%	12.13%	12.68%	12.29%
Average common equity to average assets	5.02%	6.48%	7.53%	7.46%	7.90%
Ratio of nonperforming assets to average assets	1.63%	3.42%	1.14%	0.94%	1.40%
Ratio of allowance for loan losses to average assets	1.52%	1.27%	1.37%	1.39%	1.39%
Ratio of allowance for loan losses to nonperforming assets (3)	93.52%	37.21%	119.94%	146.91%	99.43%

(1) Operating expenses divided by average assets.

(2) Operating expenses divided by net interest income and noninterest income.

(3) Nonperforming assets are made up of non-accruing loans, accruing loans 90 days past due and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results and financial condition, recent developments in the financial services industry, recently adopted accounting standards, fair value measurements, allowance for loan losses, Business Bank strategy, restrictions with respect to our Fixed Rate Cumulative Perpetual Preferred Stock Series A, our warrant issued to Treasury, dividends, management’s review of the loan portfolio, loan classifications, loan commitments, interest rate risk, economic value of equity model, loan sale transactions, tax rates, liquidity, legislation and regulations affecting banks or bank holding companies, FDIC insurance premiums, rate sensitivity gap analysis, maturities of debt securities, growth of our market area, the impact of the economic environment, competition for loans, non-interest income, net interest income, revenue provided by our mortgage unit, hiring of employees, ratio of assets per employee, ratio of earning assets to total assets, accessing the wholesale deposit market by means of an electronic bulletin board, engagement of deposit brokers, cost of funds, loan loss reserve, capital adequacy, informal corrective actions, net interest margin, cash flows, interest-only strips receivable, servicing assets and liabilities, available-for-sale securities, maturities of time deposits, our split dollar life insurance plan, commitments to extend credit, lease payments, tax benefits and credits, net operating loss carryforward, our 2007 Equity Plan, payments under executive employment agreements, stock-based compensation expense, capital stock, use of proceeds from equity offerings, internal control over financial reporting and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, changes in economic conditions, competition for loans, mortgages and other financial services and products, changes in interest rates, concentrations within our loan portfolio, our ability to maintain credit quality, the effectiveness of our risk monitoring systems, changes in consumer preferences, the ability of our borrowers to repay loans, the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, changes in our operating strategy, our ability to meet regulatory capital adequacy requirements, our ability to collect amounts due under loan agreements and to attract deposits, our ability to attract, train and retain qualified personnel, the geographic concentration of our assets, our ability to operate and integrate new technology, our ability to provide market competitive products and services, our ability to diversify revenue, our ability to fund growth with lower cost liabilities, laws and regulations affecting financial institutions in general and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands except share data in this Item 7.)

The results of operations for the year 2009 compared to 2008 reflected a 191.88% decrease in net income and a 193.75% decrease in diluted earnings per share.  The decrease in earnings resulted primarily from an increased provision for loan losses as well as an additional accrual for an FDIC special assessment.   The net interest margin for 2009 was 3.66% compared to 3.43% for 2008. The year 2009 reflected the Bank’s management of asset growth, increasing by $165,348 or 13.57% from $1,218,084 at December 31, 2008 to $1,383,432 at December 31, 2009. Net loans increased by 12.52% or $128,117 from December 31, 2008 to December 31, 2009, while total deposits increased by 16.22% or $173,399 during that same period.

The Corporation’s growth in assets was a result of growth in the market area and effective marketing. The improvement in results including net income and earnings per share was a result of the business focus of the Bank. From 2000 to 2009, the Bank’s market area experienced explosive growth. In Williamson County, demographic information shows a 41.57% growth in the number of households from 2000 to 2009.  Estimates from SNL Financial LC show that by 2014 the number of households in this county will have grown by another 18.39%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond the Corporation’s control, management believes that the projected growth of the Bank’s market area will positively impact the Bank’s future growth.

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

The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 0.90 basis point or a 24.59% decrease in the net interest margin from 2004 to 2009. Non-interest expense is controlled by efficiently staffing the Bank’s operations. In 2009, that resulted in $15,200 in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

Changes in Results of Operations

Net Income - Net loss for 2009 was $7,124, a decrease of $14,878, or 191.88%, compared to net income of $7,754 for 2008. The decrease was primarily attributable to a 240.68% increase in the provision for loan losses from $9,111 in 2008 to $31,039 in 2009. The increase of $21,928 in the provision for loan losses was the result of higher charge-offs and repossessions. Non-interest income decreased by $5,851, from $4,294 to a loss of $1,557, or 136.26%, primarily a result of losses in the sale of loans and repossessions. These negative effects were partially offset by a 150.11% increase in the gain on the sale of securities, from $447 in 2008 to $1,118 in 2009, and an increase of $5,130 in interest income, up 6.75% to $81,108 in 2009 compared to $75,978 in 2008. The increase in non-interest expense was a result of the increase in FDIC premiums and the FDIC special assessment. In 2009, the Bank paid FDIC deposit insurance assessments totaling approximately $1,920, including a special assessment of $300 paid during the third quarter of 2009 and a prepaid assessment of $8,050 paid in the fourth quarter of 2009, as compared to an aggregate payments of approximately $682 in 2008.

Net income for 2008 was $7,754, an increase of $858, or 12.44%, compared to $6,896 for 2007. The increase was primarily attributable to a 28.16% increase in net interest income from $27,272 in 2007 to $34,951 in 2008. The increase of $7,679 in net interest income was the result of higher average loan balances. Non-interest income increased by $1,414, from $2,880 to $4,294, or 49.10%, primarily a result of gains on loan sales. These positive effects were partially offset by a 43.48% increase in the provision for loan losses, from $6,350 in 2007 to $9,111 in 2008, and an increase of $4,345 in non-interest expense, up 32.76% to $17,608 in 2008 compared to $13,263 in 2007. The increase in the provision for loan losses was the result of funding the loan loss reserve to match the growth in the loan portfolio and loan charge-offs. The increase in non-interest expense was a result of the increase in personnel and general operating expenses attributable to the Corporation’s growth.

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

During 2009, the Federal Reserve Open Market Committee (“FOMC”) did not change short-term interest rates. During 2009, $22,468 of the Corporation’s net loan growth occurred in floating rate construction loans and approximately 74.15% of the $30,302 increase in commercial loans was related to floating rate transactions. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

Net interest income for 2009 was $44,916 compared to $34,951 for 2008, a gain of $9,965 or 28.51%. The increase in net interest income was largely attributable to strong loan growth. Net loans increased from $1,023,271 at December 31, 2008 to $1,151,388 at December 31, 2009, an increase of $128,117 or 12.52%.  Net interest income was favorably impacted by a 3.87% decrease in the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, decreased from $173,438 at year-end 2008 to $166,969 at the end of 2009. The loan growth was matched by an increase in deposits from $1,069,143 at December 31, 2008 to $1,242,542 in 2009, an increase of $173,399 or 16.22%.

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

Investments - The Bank views the investment portfolio as a source of income and liquidity. Management’s investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments.   The Bank’s investment policy requires a minimum portfolio level equal to 7% of total assets and a maximum portfolio level of 20% of total assets.  Management has maintained the portfolio at the lower end of the policy guidelines with the portfolio at 6.77%, 8.32% and 8.19% of total assets at year-end in 2009, 2008 and 2007, respectively.

The investment portfolio at December 31, 2009 was $93,668 compared to $101,290 at year-end 2008. The interest earned on investments rose from $4,717 in 2008 to $5,325 in 2009, as a result of higher average portfolio balances. The average yield on the investment portfolio investments fell from 5.59% in 2008 to 5.14% in 2009, or 45 basis points.

The investment portfolio at December 31, 2008 was $101,290, compared to $73,753 at year-end 2007. The average yield on the investment portfolio was 5.59% in 2008 compared to 5.43% in 2007.

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

The net interest margin increased from 3.43% in 2008 to 3.66% in 2009 because the yield on earning assets decreased less than the cost of funds. Interest income increased by $5,130, or 6.75%, from $75,978 in 2008 to $81,108 in 2009. The increase was primarily a result of increased loan volume. Average earning assets increased from $1,019,887 in 2008 to $1,224,775 in 2009, an increase of $204,888 or 20.09%. The increase in earning assets was a result of loan growth. Average loans increased $187,485 or 20.19% from 2008 to 2009. The average yield on earning assets decreased from 7.45% in 2008 to 6.62% in 2009, or 83 basis points. The decrease in the Bank’s federal funds sold unfavorably impacted the average yield on earning assets. The average yield on this type of asset in 2009 was 0.22%. The federal funds sold decreased 19.24% from $7,374 at year-end 2008 to $5,955 in 2009.   Interest expense decreased from $41,027 in 2008 to $36,192 in 2009. The decrease of $4,835, or 11.78%, in interest expense was a result of a lower cost of funds. Average deposits increased from $949,005 in 2008 to $1,157,759 in 2009, an increase of $208,754 or 22.00%. The cost of funds decreased from 4.17% in 2008 to 3.00% in 2009, or 117 basis points.

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

Provision for Loan Losses - The allowance for loan losses represents the Corporation’s estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio; consideration of the Corporation’s and relevant banking industry’s past loan loss experience; trends in past-due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; the size and diversity of individual large credits; and other qualitative and quantitative factors that could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the Corporation’s historical loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

The Corporation’s allowance for loan loss methodology is based on GAAP. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Corporation’s allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans or restructured residential mortgage or consumer loans; (ii) risk allocated allowance, which is comprised of several loan pool valuation allowances, based on the Corporation’s historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks; and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other subjective factors supported by qualitative documentation.

Specific allocated allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates that it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan. The specific credit allocations are based on a regular analysis of all commercial and commercial real estate loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification and on all restructured residential mortgage and consumer loans over a fixed dollar amount.

The Corporation’s risk allocated allowance, which is comprised of several loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Qualitative factors, both internal and external to the Corporation, considered by management include: (i) the experience, ability and effectiveness of the Corporation’s lending management and staff; (ii) the effectiveness of the Corporation’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio (ix) the impact of rising interest rates on the portfolio and (x) the impact of loan modification programs. The Corporation evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation’s analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio because of uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.

The general valuation allowance is based on management’s estimate of the effect of current general economic conditions on current loan pools and the inherent imprecision in loan loss projection models. The uncertainty surrounding the strength and timing of economic cycles, including concerns over the effects of the prolonged economic downturn for the Corporation’s market area in the current cycle, also affects the estimates of loss.

Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Corporation’s allowance for loan losses on a timely basis. The Corporation utilizes regulatory guidance and its own experience in this analysis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment on information available to them at the time of their examination.

Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, the Corporation may be required to increase the allowance for loan losses through the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses.

The provision for loan losses in 2009 was $31,039, an increase of $21,928, or 240.68%, above the provision of $9,111 expensed in 2008. Of this provision, $6,459, or 20.81%, was attributable to loan growth recorded during 2009. The remainder of the loan loss provision in 2009 funded net charge-offs of $24,580.

The provision for loan losses in 2008 was $9,111, an increase of $2,761, or 43.48%, above the provision of $6,350 expensed in 2007. Of this provision, $3,133, or 34.39%, was attributable to loan growth recorded during 2008. The remainder of the loan loss provision in 2008 funded net charge-offs of $5,978.

The Bank targets small and medium sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank’s earnings will decrease. The Bank uses an independent accounting firm to review its loans semi-annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2009, 2008, 2007, 2006 and 2005:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans
Number	225	188	130	60	46
Amount	$19,151	$11,603	$6,465	$2,689	$2,928

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	30	51	44	18	9
Amount	$1,328	$18,788	$1,992	$940	$352

Loans defined as “troubled debt restructurings” (1)

Number	1	1	1	3	3
Amount	$111	$130	$148	$1,144	$1,144

Gross interest income lost on the non-accrual loans	$2,708	$870	$436	$174	$133

Interest income included in net income on the accruing loans	$112	$1,674	$605	$73	$31

(1)                     Four loans previously reported as “troubled debt restructurings” for 2008 were found to be classified incorrectly. The number and amount for 2008 is correctly reported in the table above.

As of December 31, 2009, there were no loans which represent trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

The Bank had no tax-exempt loans during the years ended December 31, 2009 and December 31, 2008. The Bank had no loans outstanding to foreign borrowers at December 31, 2009 and December 31, 2008.

An analysis of the Bank’s loss experience is furnished in the following table for December 31, 2009, 2008, 2007, 2006 and 2005, and the years then ended:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of period	$13,454	$10,321	$6,968	$4,399	$2,841
Charge-offs:
Real estate:
Construction	2,918	288	32	—	—
1 to 4 family residential	346	9	—	—	—
Other	346	102	—	—	—
Commercial, financial and agricultural	22,462	5,620	3,262	2,026	2,379
Consumer	13	80	16	11	32
Other	—	—	—	—	—
Total Charge-offs	26,085	6,099	3,310	2,037	2,411

Recoveries:
Real estate:
Construction	—	—	—	—	—
1 to 4 family residential	—	—	—	—	1
Other	—	—	—	—	—
Commercial, financial and agricultural	1,504	118	313	234	245
Consumer	1	3	—	22	23
Other	—	—	—	—	—
Total Recoveries	1,505	121	313	256	269

Net Charge-offs	24,580	5,978	2,997	1,781	2,142

Provision for loan losses charged to expense	31,039	9,111	6,350	4,350	3,700

Allowance for loan losses at end of period	$19,913	$13,454	$10,321	$6,968	$4,399

Net charge-offs as a percentage of average total loans outstanding during the year	2.17%	0.64%	0.45%	0.41%	0.76%
Ending allowance for loan losses as a percentage of total loans outstanding at end of year	1.70%	1.30%	1.30%	1.28%	1.26%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management believes that the allowance was adequate at December 31, 2009.

At December 31, 2009, 2008, 2007, 2006 and 2005, the allowance for loan losses was allocated as follows:

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans
Real estate:
Construction	$1,419	12.13%	$1,816	17.52%	$1,132	14.15%	$745	13.65%	$383	10.98%
1 to 4 family residential	288	3.62%	384	3.65%	335	4.22%	229	4.19%	225	5.27%
Other	3,501	22.13%	1,919	16.51%	1,440	18.13%	840	15.40%	504	14.45%
Commercial, financial and agricultural	14,021	55.45%	8,766	56.86%	7,130	60.14%	5,048	64.89%	3,197	67.11%
Consumer	20	0.30%	39	0.35%	56	0.50%	37	0.60%	45	0.90%
Other	664	6.37%	530	5.11%	228	2.86%	69	1.27%	45	1.29%

Total	$19,913	100.00%	$13,454	100.00%	$10,321	100.00%	$6,968	100.00%	$4,399	100.00%

Non-interest Income - Non-interest income is income that is not related to interest-earning assets.  In a typical retail bank, non-interest income consists primarily of service charges and fees on deposit accounts and mortgage origination fees.  Because of the business focus of the Bank and its lack of a large retail customer base, revenues from these traditional sources will remain modest.

The Bank earned $31 in mortgage origination fees in 2009 and in 2008. Management believes that in 2010 the mortgage unit will provide a value-added service with modest revenue results.

The Bank lost $1,928 in 2009 on a series of loan sale transactions compared to a gain of $3,750 in 2008. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. Management has identified a network of community banks eager to purchase quality assets. Management has installed appropriate systems and a process to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue. Gains on sales of securities increased by $671, or 150.11% from $447 in 2008 to $1,118 in 2009.

In 2008, the Bank earned $3,750 on a series of loan sale transactions.  The Bank earned $31 in mortgage origination fees in 2008 compared to $76 earned in 2007, a decline of $45 or 59.21%.  The decline in mortgage origination income was attributed to the disruption in the mortgage market in 2007.  Income earned in the form of service charges on deposits totaled $122, a 7.58% reduction from the $132 earned in 2007.  Gain on sales of securities increased by $421 or 1,619% from $26 in 2007 to $447 in 2008.

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

Management targets $10,000 in assets per full-time employee as a measure of staffing efficiency. Management believes that the growth of the Bank will offer additional opportunities to leverage personnel resources.  The Bank does not expect to hire employees in 2010, so salaries and benefits expense may increase slightly, but the target for assets per employee will remain at $10,000.

Non-interest expense for 2009 was $21,305, an increase of $3,697 or 21.00%, over the $17,608 expensed in 2008. Approximately 33.54% of the increase was attributable to the increased FDIC premiums, approximately 20.26% of the increase was attributable to the addition of new employees during the year and approximately 13.34% of the increase was attributable to increased collection efforts. The Bank ended 2009 with 91 full-time employees. Assets per employee were $15,203 at year-end 2009 compared to $14,676 at year-end 2008.

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

Income Taxes — The Corporation’s effective tax rate in 2009 was 37.92% compared to 38.10% in 2008 and 34.57% in 2007. Management anticipates that tax rates in future years will approximate the rates paid in 2009.

Changes in Financial Condition

Assets - Total assets at December 31, 2009 were $1,383,432, an increase of $165,348 or 13.57%, over total assets of $1,218,084 at December 31, 2008. Average assets for 2009 were $1,307,205, an increase of $251,346, or 23.80% over average assets in 2008. Loan growth was the primary reason for these increases. Net loans were $1,151,388 at year-end 2009, up $128,117, or 12.52% over the year-end 2008 total net loans of $1,023,271.

Total assets at December 31, 2008 were $1,218,084, an increase of $317,931 or 35.32%, over total assets of $900,153 at December 31, 2007. Average assets for 2008 were $1,055,859, an increase of $300,605, or 39.80% over average assets in 2007. Loan growth was the primary reason for the increases. Net loans were $1,023,271 at year-end 2008, up $239,270, or 30.52% over the year-end 2007 total net loans of $784,001.

The Bank’s Business Bank model of operation results in a higher level of earning assets than most peer banks.  Earning assets are defined as assets that earn interest income.  Earning assets include short-term investments, the investment portfolio and net loans.  The Bank maintains a relatively high level of earning assets because few assets are allocated to facilities, cash and due-from bank accounts used for transaction processing. Earning assets at December 31, 2009 were $1,260,066, or 91.08% of total assets of $1,383,432. Earning assets at December 31, 2008 were $1,160,099, or 95.24% of total assets of $1,218,084.  Management targets an earning asset to total asset ratio of 97% or higher. This ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond the Bank’s control.

Liabilities - The Bank relies on increasing its deposit base to fund loan and other asset growth.  The Williamson County marketplace is highly competitive with 30 financial institutions and 94 banking facilities (as of June 30, 2009). The Bank competes for local deposits by offering attractive products with premium rates.  The Bank expects to have a higher average cost of funds for local deposits than most competitor banks because of its single location and lack of a branch network.  Management’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products.  The Bank has promoted electronic banking services by providing them without charge and by offering in-bank customer training.

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

Total average deposits in 2009 were $1,157,759, an increase of $208,754, or 22.00% over the total average deposits of $949,005 in 2008. Average non-interest bearing deposits increased by $1,028, or 4.40%, from $23,344 in 2008 to $24,372 in 2009. Average savings deposits increased by $85,979 from $6,531 in 2008 to $92,510 in 2009. Average purchased deposits increased by $79,888, or 17.56%, from $455,054 in 2008 to $534,942 in 2009. The average rate paid on purchased deposits in 2009 was 3.29% compared to 4.50% in 2008. Purchased time deposit funding represented 42.36% of total funding in 2009 compared to 47.95% in 2008.

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

All lending activities of the Bank are under the direct supervision and control of the Direct Loan Committee, the Indirect Loan Committee, the President’s Committee and, in some cases, the full Board of Directors of the Bank. The Direct and Indirect Loan Committees are chaired by senior lenders John Burton and Doug Rogers, respectively. The Chief Credit Officer and the Chief Operating Officer serve as permanent members of both committees. These two committees approve any new loans in an amount up to 15% of Tier I Capital. Any new loan in an amount above 15% of Tier I Capital is sent for approval to the President’s Loan Committee, which is chaired by Chairman/CEO/President Mike Sapp and consists of the members of the Direct or Indirect Loan Committees, the Chief Administrative Officer and the Senior Vice President of Risk Management. The Bank Board of Directors must ratify all proposed extensions of credit made by management that are in excess of $5,000. In addition, the full Board must approve all extensions of credit to the Bank’s directors, executive officers and their related parties.

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

The Bank’s underwriting guidelines are applied to three major categories of loans, commercial and industrial, consumer, and real estate which includes residential, construction and development and certain other real estate loans.  The Bank requires its loan officers and loan committee to consider the borrower’s character, the borrower’s financial condition, the economic environment in which the loan will be repaid, as well as, for commercial loans, the borrower’s management capability and the borrower’s industry. Before approving a loan, the loan officer or committee must determine that the borrower is creditworthy, is a capable manager, understands the specific purpose of the loan, understands the source and plan of repayment, and determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

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

It is management’s intent to maintain a loan loss reserve that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 2.17%, 0.64% and 0.45% for the years ended December 31, 2009, 2008 and 2007, respectively.  The year-end loan loss reserve as a percentage of the end of period loans was 1.70%, 1.30% and 1.30%, respectively, for the same years.  Because of the commercial emphasis of the Bank’s operation, management has kept a reserve level in excess of historical results.

The provision for loan losses for 2009 was $31,039, an increase of $21,928 over the $9,111 provision for 2008.  In 2009, expenses reflected the impact of $24,580 in net charge-offs during the year and the incremental provision required as a result of the $128,117 increase in loan volume.

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

	12 Months Ended December 31, 2009
	Average		Average
(Dollars in thousands)	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities
Taxable (1)	$102,827	$5,325	5.14%
Tax-exempt	—	—	—
Total securities	102,827	5,325	5.14%

Loans (2) (3)	1,115,993	75,770	6.79%
Federal funds sold	5,955	13	0.22%
Total interest earning assets	1,224,775	81,108	6.62%

Non-interest earning assets
Cash and due from banks	8,452
Net fixed assets and equipment	2,160
Accrued interest and other assets	71,818

Total assets	$1,307,205

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest bearing liabilities
Deposits (other than demand)	$1,133,387	34,213	3.02%
Federal funds purchased	14,467	89	0.62%
Subordinated debt	33,198	1,890	5.69%
Total interest bearing liabilities	1,181,052	36,192	3.06%

Non-interest bearing liabilities
Non-interest bearing demand deposits	24,372
Other liabilities	6,626
Shareholders’ equity	95,155

Total liabilities and shareholders’ equity	$1,307,205

Net interest spread	3.56%

Net interest margin	3.66%

(1)                     Unrealized loss of $806 is excluded from yield calculation.

(2)                     Non-accrual loans are included in average loan balances and loan fees of $5,347 are included in interest income.

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

(3)   Loans are presented net of allowance for loan loss.

	December 31, 2009 change from
	December 31, 2008 as a result of:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$13,314	$(8,645)	$4,669
Securities — taxable	990	(382)	608
Federal funds sold	(26)	(121)	(147)
Total interest income	14,278	(9,148)	5,130

Interest expense
Deposits (other than demand)	7,700	(12,758)	(5,058)
Federal funds purchased	78	(258)	(180)
Subordinated debt	453	(50)	403
Total interest expense	8,231	(13,066)	(4,835)

Net interest income	$6,047	$3,918	$9,965

	December 31, 2008 change from
	December 31, 2007 as a result of:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$21,654	$(8,667)	$12,987
Securities — taxable	1,125	100	1,225
Federal funds sold	(172)	(268)	(440)
Total interest income	22,607	(8,835)	13,772

Interest expense
Deposits (other than demand)	11,854	(6,828)	5,026
Federal funds purchased	265	(53)	212
Subordinated debt	946	(91)	855

Total interest expense	13,065	(6,972)	6,093

Net interest income	$9,542	$(1,863)	$7,679

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

The Bank’s Asset Liability and Investment Committee, which consists of the Corporation’s non-independent board members and executive officers and certain other bank officers, Arthur F. Helf, Michael R. Sapp, H. Lamar Cox,  Frank Perez and Martin M. Zorn, is charged with monitoring the liquidity and funds position of the Bank.  The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.  The Bank operates an asset/liability management model.  At December 31, 2009, the Bank had a positive cumulative re-pricing gap between four and twelve months of approximately $155,229 or 11.22% of total year-end earning assets. See Item 7A of this Annual Report on Form 10-K for additional information.

Deposits

The Bank’s primary source of funds is interest-bearing deposits. The following tables present the average amount of and average rate paid on each of the following deposit categories for 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Types of Deposits
Non-interest-bearing demand deposits	$24,372	—	$23,344	—	$21,247	—
Interest-bearing demand deposits	6,693	0.13%	6,517	0.74%	6,659	3.36%
Money market accounts	42,030	0.90%	65,269	2.04%	111,747	4.84%
Savings accounts	92,510	2.22%	6,531	2.71%	7,255	2.66%
IRA accounts	37,711	3.62%	25,363	4.66%	17,522	5.88%
Purchased time deposits	534,942	3.29%	455,054	4.50%	254,611	5.28%
Time deposits	419,501	3.05%	366,926	4.37%	266,022	5.29%
Total deposits	$1,157,759		$949,004		$685,063

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2009 (in thousands):

2009

Three months or less	$127,392

Over three months through six months	76,191

Over six months through 12 months	91,176

More than 12 months	191,562
Total	$486,321

Investment Portfolio

The Bank’s investment portfolio at December 31, 2009, 2008 and 2007 consisted of the following (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
As of December 31, 2009
Securities available for sale
U.S. Government agencies	$84,924	$57	$(2,138)	$82,843
Mortgage-backed securities	—	—	—	—
Corporate debt securities	182	6	—	188
Other	10,637	—	—	10,637
Total	$95,743	$63	$(2,138)	$93,668

As of December 31, 2008
Securities available for sale
U.S. Government agencies	$94,049	$1,197	$(51)	$95,195
Mortgage-backed securities	—	—	—	—
Corporate debt securities	730	2	(82)	650
Other	5,217	228	—	5,445
Total	$99,996	$1,427	$(133)	$101,290

As of December 31, 2007
Securities available for sale
U.S. Government agencies	$63,622	$504	$(36)	$64,090
Mortgage-backed securities	5,410	—	(104)	5,306
Corporate debt securities	3,841	1	(66)	3,776
Other	380	201	—	581
Total	$73,253	$706	$(206)	$73,753

The following table presents the estimated maturities and weighted average yields of investment securities of the Bank at December 31, 2009:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield
Obligations of U.S. Government agencies
Due in one year or less	$—	$—	—%
Due after one through five years	—	—	—%
Due after five through ten years	22,018	21,706	4.22%
Due after ten years	62,906	61,137	4.46%
Total obligations of U.S. Government agencies	84,924	82,843

Mortgage-backed securities	—	—	—%

Corporate debt securities
Due in one year or less	—	—	—
Due after one through five years	182	188	4.01%
Due after five through ten years	—	—	—%
Due after ten years	—	—	—
Total corporate debt securities	182	188

Other securities	10,637	10,637	8.08%
Total securities available for sale	$95,743	$93,668

The Bank owned no tax-exempt securities during the period ended December 31, 2009.

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

Loan Portfolio

The Bank had net loans of $1,151,388 at December 31, 2009.  As the loan portfolio is concentrated in Davidson County and Williamson County, there is a risk that the borrowers’ ability to repay the loans could be affected by changes in local economic conditions. The following schedule details the loans of the Bank at December 31, 2009, 2008, 2007, 2006 and 2005:

(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate
Construction	$142,109	$181,638	$112,405	$74,482	$38,279
1 to 4 family residential	42,425	37,822	33,560	22,873	18,358
Other	259,220	171,150	143,973	83,985	50,371
Commercial, financial and agricultural	649,475	589,518	477,666	353,996	233,948
Consumer	3,476	3,572	3,966	3,246	3,149
Other	74,596	53,025	22,752	6,936	4,481

Total loans	1,171,301	1,036,725	794,322	545,518	348,586
Less: allowance for loan losses	(19,913)	(13,454)	(10,321)	(6,968)	(4,399)

Net loans	$1,151,388	$1,023,271	$784,001	$538,550	$344,187

The following table reflects the composition of loan portfolio by type:

	As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate:
Construction	12.13%	17.52%	14.15%	13.65%	10.98%
1 to 4 family residential	3.62%	3.65%	4.22%	4.19%	5.27%
Other	22.13%	16.51%	18.13%	15.40%	14.45%
Commercial, financial and agricultural	55.45%	56.86%	60.14%	64.89%	67.11%
Consumer	0.30%	0.34%	0.50%	0.60%	0.90%
Other	6.37%	5.12%	2.86%	1.27%	1.29%
Total	100%	100%	100%	100%	100%

The following table reflects the composition of commercial loan portfolio by sourcing program type:

	As of December 31,
	2009		2008		2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural:
Direct	$351,933	54.19%	$267,542	45.38%	$193,943	40.60%
Indirect
Large	130,573	20.10%	148,538	25.20%	130,583	27.34%
Small	166,969	25.71%	173,438	29.42%	153,140	32.06%
Total	$649,475	100.00%	$589,518	100.00%	$477,666	100.00%

The following table details maturities and sensitivity to interest rates changes for loans of the Bank at December 31, 2009:

	Due in 1	Due in 1	Due after
Type of Loan (1)	year or less	to 5 years	5 Years	Total
	(Dollars in thousands)
Real estate:
Construction	$75,490	$59,308	$7,311	$142,109
1 to 4 family residential	18,835	19,776	3,814	42,425
Other	64,731	172,883	21,606	259,220
Commercial, financial and agricultural	150,692	458,325	40,458	649,475
Consumer	1,410	2,066	—	3,476
Other	—	—	74,596	74,596
Total	$311,158	$712,358	$147,785	$1,171,301

Less: allowance for loan loss				(19,913)

Net loans				$1,151,388

Interest rate sensitivity:
Fixed interest rates	128,673	628,193	36,498	793,364
Floating or adjustable rates	182,485	84,165	111,287	377,937

Total	$311,158	$712,358	$147,785	$1,171,301

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

The Corporation and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for the Corporation and the Bank for 2009 and 2008 are set forth below:

	Capital Level Meeting
	Regulatory Definition of	Corporation		Bank
	“Well Capitalized”	2009	2008	2009	2008
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	9.57	11.20	9.37	9.79

Total Risk-Based Ratio	10.00	10.83	12.42	10.63	11.01

Leverage Ratio	5.00	8.93	10.62	8.74	9.26

Based solely on analysis of federal banking regulatory categories, on December 31, 2009 the Corporation and the Bank both fell within the “well capitalized” categories under the regulations.

As a result of a recently completed routine bank examination, the Bank’s management expects the examiners to recommend an informal corrective action for the Bank. On the basis of earlier discussions with these examiners, the board of the Bank voluntarily determined in October 2009 to adopt certain measures proactively to reduce risk and strengthen the capital position of the Bank. These measures addressed capital adequacy and preservation, asset growth and funding sources. Based on these discussions and the current economic environment, it is management’s intent to take steps to increase the Bank’s capital ratios and reduce credit and funding risk. Management is in the process of finalizing the appropriate levels for these and other measures with the FDIC and the Tennessee Department of Financial Institutions. The board of directors and management of the Company and the Bank are committed to addressing and resolving any issues that might be raised in an informal corrective action, if and when issued.

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

Financial instruments for which contract amounts represented credit risk as of December 31:

	2009		2008		2007
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commitments to extend credit	$23,457	$71,800	$39,529	$137,950	$18,380	$107,663
Standby letters of credit and financial guarantees	—	9,106		16,239	—	11,063

Commitments to make loans are generally made for periods of one year or less.  The fixed rate loan commitments have interest rates ranging from 3.25% to 11% and maturities ranging from two months to five years.

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

Contractual Obligations

At December 31, 2009, the Bank had certain contractual obligations as shown below.

	Payments due by Period
Contractual Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Dollars in thousands)
Deposits without a stated maturity	$314,953	$314,953	$—	$—	$—
Certificates of deposit	927,586	521,506	369,492	36,588	—
Subordinated long term debt	23,198	—	—	—	23,198
Short-term debt	14,000	14,000	—	—	—
Operating lease obligations	15,502	1,351	5,812	6,193	2,146
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—
Total	$1,295,239	$851,810	$375,304	$42,781	$25,344

(1)  Excludes interest.

Recent Accounting Pronouncements

Accounting Standards Codification: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105 (“FASB ASC 105”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162,” replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FASB ASC 105 is effective for the Corporation’s financial statements for periods ending after September 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

Additional accounting pronouncements are located starting on page F-12, within Note 1 to the Corporation’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

To manage interest rate risk, the Corporation must take a position on the expected future trend of interest rates.  Rates may rise, fall or remain the same.  The Asset-Liability Committee of the Bank develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s balance sheet.   The Corporation’s annual budget reflects the anticipated rate environment for the next 12 months.  The Asset-Liability Committee conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Bank’s Board.

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

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates the Corporation’s rate sensitive position at December 31, 2009. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

Maturities:

(Dollars in thousands)	Floating	1-3 Months	4-12 Months	1-5 Years	Over 5 years	Total
Interest Earnings Assets
Federal funds sold	$15,010	$—	$—	$—	$—	$15,010
Interest bearing deposits in banks	—	—	—	—	—	—

Securities
U.S. government agencies	—	41,422	—	—	52,058	93,480
Mortgage-backed and corporate debt securities	—	25	75	88	—	188
Total securities	—	41,447	75	88	52,058	93,668

Total loans	220,440	214,152	410,851	279,228	46,630	1,171,301

Total interest earning assets	235,450	255,599	410,926	279,316	98,688	1,279,979

Other assets	—	—	—	—	103,453	103,453

Total assets	235,450	255,599	410,926	279,316	202,141	1,383,432

Interest Bearing Liabilities
Deposits
Interest checking	2,313	—	—	3,619	—	5,932
Money market and savings	209,961	—	—	69,987	—	279,948
Time deposits	—	183,695	336,777	406,079	—	926,551
Total deposits	212,274	183,695	336,777	479,685	—	1,212,431

Federal funds purchased	—	—	—	—	—	—

Short term borrowings	—	4,000	10,000	—	—	14,000

Subordinated long term debt	—	—	—	—	23,198	23,198

Total interest bearing liabilities	212,274	187,695	346,777	479,685	23,198	1,249,629

Other liabilities	—	—	—	—	37,511	37,511
Shareholders’ equity	—	—	—	—	96,292	96,292

Total liabilities and shareholders’ equity	212,274	187,695	346,777	479,685	157,001	1,383,432

Rate sensitive gap by period	23,176	67,904	64,149	(200,369)	75,490

Cumulative gap	$—	$91,080	$155,229	$(45,140)	$30,350

Cumulative gap as a percent of total	—	6.58%	11.22%	(3.26)%	2.19%

Rate sensitive assets/rate sensitive liabilities (cumulative)	1.11	1.23	1.21	0.96	1.02

In 2009, the FOMC did not change short-term interest rates.  As of December 31, 2009, the Corporation was positioned for an increasing rate environment with assets repricing more rapidly than liabilities.  At year-end 2009, the Corporation’s one-year ratio was 1.21.

The interest rate risk model that defines the gap position also performs a “rate shock” test of the balance sheet.  The rate shock procedure measures the impact on the economic value of equity (“EVE”) which is a measure of long-term interest rate risk. EVE is the difference between the market value of the assets and the liabilities and is the liquidation value of the bank. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. At December 31, 2009, the percent change in EVE for a plus or minus 200 basis points was well within that range at (20.9) % and 12.8%, respectively.

The one year gap of 1.21 indicates that the Bank would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would rise in a falling rate environment. The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on the Bank. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation’s balance sheet, and conducts a quarterly analysis of the rate sensitivity position.  The results of the analysis are reported to the Bank’s Board.

ITEM 8.                                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants, consolidated financial statements and supplementary data required by Item 8 are set forth on pages F-1 through F-32 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K. Management’s report is included with the 2009 consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the caption entitled “Management’s Report on Internal Control Over Financial Reporting.”

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only management’s report in this annual report.

b)               Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2010 annual meeting of shareholders.

Executive Officers

Information relating to our executive officers incorporated by reference to the information contained under the caption “Executive Officers” included in our proxy statement relating to our 2010 annual meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2010 annual meeting of shareholders.

Code of Ethics

Information with respect to our Code of Ethics is incorporated by reference to the information contained under the caption “Corporate Governance — Code of Ethics” included in our proxy statement relating to our 2010 annual meeting of shareholders.

Shareholder Nominees

Information with respect to procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Corporate Governance — Shareholders Nomination of Directors” included in our proxy statement relating to our 2010 annual meeting of shareholders.

Audit and Compliance Committee

Information relating to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit Committee Report” included in our proxy statement relating to our 2010 annual meeting of shareholders.

ITEM 11.              EXECUTIVE COMPENSATION

Information regarding the Executive Compensation is incorporated by reference to the information contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” included in our proxy statement relating to our 2010 annual meeting of shareholders.

ITEM 12.                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our 2010 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to compensation plans under which shares of Corporation common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Shareholders (1)	242,000	$23.92	758,000
Equity Compensation Plans Not Approved by Shareholders (incentive options for executive officers, directors, and incorporators) (2)	623,820	$9.68	—
Total	865,820	$13.66	758,000

(1)	Includes the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan.

(2)

Includes various stock option agreements entered into with employees of the Bank between January 14, 2000 and November 1, 2005. For additional information regarding the terms of these stock options, see note 13 to the Corporation’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” included in our proxy statement relating to our 2010 annual meeting of shareholders.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of the Appointment of Independent Registered Accounting Firm” included in our proxy statement relating to our 2010 annual meeting of shareholders.

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

(3)          Exhibits:

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.6	Form of Certificate of Series A Preferred Stock(6)
4.7	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(2)
10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option — Directors(2)
10.3	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Incorporators(2)
10.4	Form of Tennessee Commerce Bancorp, Inc. 2003 Stock Option - Directors(2)
10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf(2)
10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp(2)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(2)
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and Michael R. Sapp(7)
10.9	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and H. Lamar Cox(7)
10.10	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(8)
10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(9)
10.12	Letter Agreement, dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6)
10.13	Tennessee Commerce Bancorp, Inc. Form of Split Dollar Agreement(7)
10.14	Tennessee Commerce Bancorp, Inc. Form of Salary Continuation Plan(7)
10.15	Tennessee Commerce Bancorp, Inc. Form of Consulting and Non-Competition Agreement(7)
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*
99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009 and incorporated herein by reference.

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

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2009, and incorporated herein by reference.

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

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Michael R. Sapp
Michael R. Sapp, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ H. Lamar Cox	By:	/s/ Paul W. Dierksen
	H. Lamar Cox, Chief Operating Officer and Director		Paul W. Dierksen, Director
Date:	March 9, 2010	Date:	March 9, 2010

By:	/s/ Dennis L. Grimaud	By:	/s/ Arthur F. Helf
	Dennis L. Grimaud, Director		Arthur F. Helf, Director
Date:	March 9, 2010	Date:	March 9, 2010

By:	/s/ William W. McInnes	By:	/s/ Thomas R. Miller
	William W. McInnes, Director		Thomas R. Miller, Director
Date:	March 9, 2010	Date:	March 9, 2010

By:		By:	/s/ Michael R. Sapp
	Darrel Reifschneider, Director		Michael R. Sapp, Chairman, Chief Executive Officer and Director
		Date:	March 9, 2010

By:	/s/ Dr. Paul A. Thomas	By:	/s/ Frank Perez
	Dr. Paul A. Thomas, Director		Frank Perez, Chief Financial Officer (Principal
Financial and Accounting Officer)
Date:	March 9, 2010	Date:	March 9, 2010

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 and 2008

and for the three-year period ended December 31, 2009

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

Management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Corporation’s system of internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Tennessee Commerce Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Commerce Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Tennessee Commerce Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, in accordance with the standards of the Public Company Accounting Oversight Board, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/KraftCPAs PLLC

Nashville, Tennessee

March 9, 2010

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands except share data)	2009	2008
ASSETS
Cash and due from financial institutions	$22,864	$5,260
Federal funds sold	15,010	35,538
Cash and cash equivalents	37,874	40,798

Securities available for sale	93,668	101,290

Loans	1,171,301	1,036,725
Allowance for loan losses	(19,913)	(13,454)
Net loans	1,151,388	1,023,271

Premises and equipment, net	1,967	2,330
Accrued interest receivable	9,711	8,115
Restricted equity securities	2,169	1,685
Income tax receivable	68	4,430
Bank-owned life insurance	25,673	—
Other assets	60,914	36,165

Total assets	$1,383,432	$1,218,084

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$30,111	$24,217
Interest-bearing	1,212,431	1,044,926
Total deposits	1,242,542	1,069,143

Accrued interest payable	1,430	3,315
Accrued dividend payable	187	—
Short-term borrowings	14,000	10,000
Accrued bonuses	—	917
Other liabilities	5,783	9,764
Long-term subordinated debt	23,198	23,198
Total liabilities	1,287,140	1,116,337
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at December 31, 2009 and December 31, 2008	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at December 31, 2009 and 10,000,000 shares authorized at December 31, 2008; 5,646,368 and 4,731,696 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	2,823	2,366
Common stock warrants	453	453
Additional paid-in capital	63,247	59,946
Retained earnings	16,056	23,180
Accumulated other comprehensive (loss) income	(1,287)	802
Total shareholders’ equity	96,292	101,747

Total liabilities and shareholders’ equity	$1,383,432	$1,218,084

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share data)	2009	2008	2007
Interest income
Loans, including fees	$75,770	$71,101	$58,114
Securities	5,325	4,717	3,492
Federal funds sold	13	160	600
Total interest income	81,108	75,978	62,206

Interest expense
Deposits	34,213	39,271	34,245
Other	1,979	1,756	689
Total interest expense	36,192	41,027	34,934

Net interest income	44,916	34,951	27,272

Provision for loan losses	31,039	9,111	6,350

Net interest income after provision for loan losses	13,877	25,840	20,922

Non-interest income
Service charges on deposit accounts	157	122	132
Securities gains	1,118	447	26
(Loss) gain on sale of loans	(1,928)	3,750	2,687
Loss on repossession	(1,826)	(230)	(167)
Other	922	205	202
Total non-interest (loss) income	(1,557)	4,294	2,880

Non-interest expense
Salaries and employee benefits	9,849	9,100	7,977
Occupancy and equipment	1,625	1,422	1,109
Data processing fees	1,549	1,210	983
FDIC expense	1,922	682	286
Professional fees	1,851	2,012	779
Other	4,509	3,182	2,129
Total non-interest expense	21,305	17,608	13,263

(Loss) income before income taxes	(8,985)	12,526	10,539

Income tax (benefit) expense	(3,407)	4,772	3,643
Net (loss) income	(5,578)	7,754	6,896
Preferred dividends	(1,546)	—	—

Net (loss) income available to common shareholders	$(7,124)	$7,754	$6,896

Earnings (loss) per share (EPS):
Basic EPS	$(1.50)	$1.64	$1.49
Diluted EPS	(1.50)	1.60	1.41

Weighted average shares outstanding:
Basic	4,738,638	4,731,204	4,613,342
Diluted	4,738,638	4,852,065	4,892,167

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
(Dollars in thousands except share data)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2006	—	2,226	—	40,755	8,530	(287)	51,224
Comprehensive income
Net income	—	—	—	—	6,896	—	6,896
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $366 in tax	—	—	—	—	—	596	596

Total comprehensive income	—	—	—	—	—	—	7,492

Exercise of stock options to purchase 272,522 common shares and related tax benefit	—	136	—	3,995	—	—	4,131
Stock-based compensation expense	—	—	—	259	—	—	259
Section 16 profit reimbursement	—	—	—	15	—	—	15

Balance at December 31, 2007	—	2,362	—	45,024	15,426	309	63,121
Comprehensive income
Net income	—	—	—	—	7,754	—	7,754
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $477 in tax	—	—	—	—	—	770	770
Reclassification adjustment for gains included in net income, net of $170 in tax	—	—	—	—	—	(277)	(277)

Total comprehensive income	—	—	—	—	—	—	8,247
Issuance of preferred stock	15,000	—	—	14,547	—	—	29,547
Issuance of common stock warrant	—	—	453	—	—	—	453

Exercise of stock options to purchase 7,500 common shares and related tax benefit	—	4	—	86	—	—	90
Stock-based compensation expense	—	—	—	289	—	—	289

Balance at December 31, 2008	15,000	2,366	453	59,946	23,180	802	101,747
Comprehensive income
Net loss	—	—	—	—	(5,578)	—	(5,578)
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period, net of income tax benefit of $825	—	—	—	—	—	(1,351)	(1,351)
Reclassification adjustment for gains included in net income, net of $380 in tax	—	—	—	—	—	(738)	(738)

Total comprehensive loss	—	—	—	—	—	—	(7,667)

Common stock warrant accretion	—	—	—	85	—	—	85

Preferred stock dividend	—	—	—	—	(1,546)	—	(1,546)

Issuance of 903,424 shares of common stock	—	452	—	2,830	—	—	3,282
Issuance of 11,248 shares of restricted stock and related tax benefit	—	5	—	51	—	—	56
Stock-based compensation expense	—	—	—	335	—	—	335

Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share data)	2009	2008	2007

Cash flows from operating activities
Net (loss) income	$(5,578)	$7,754	$6,896
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	498	423	333
Deferred loan fees	320	(210)	919
Provision for loan losses	31,039	9,111	6,350
Stock-based compensation expense	335	289	259
Deferred income tax	(3,053)	8,255	408
Net amortization of investment securities	182	(52)	11
Gain on sales of securities	(1,118)	(447)	(26)
Change in:
Accrued interest receivable	(1,596)	(2,214)	(1,785)
Accrued interest payable	(1,885)	1,023	564
Income tax receivable	4,362	(2,544)	(1,886)
Other assets	34,928	(18,263)	(10,442)
Other liabilities	(1,354)	(314)	549
Net cash provided by operating activities	57,080	2,811	2,150

Cash flows from investing activities
Purchases of securities available for sale	(162,533)	(101,560)	(43,898)
Proceeds from sales of securities available for sale	97,466	46,603	25,850
Proceeds from maturities, prepayments and calls of securities available for sale	70,255	28,713	2,216
Net change in loans	(218,363)	(248,171)	(252,720)
Purchase of bank owned life insurance investment	(25,673)	—	—
Purchases of FHLB stock	(484)	(747)	(305)
Net purchases of premises and equipment	(135)	(1,340)	(113)
Net cash used by investing activities	(239,467)	(276,502)	(268,970)

Cash flows from financing activities
Net change in deposits	173,399	254,090	254,486
Net change in federal funds purchased and repurchase agreements	—	(2,000)	2,000
Payments on short-term debt	—	(7,000)	—
Proceeds from long-term subordinated debt	—	14,950	—
Purchase of capital securities of unconsolidated subsidiary	—	(450)	—
Proceeds from issuance of preferred stock and common stock warrant	—	30,000	—
Preferred stock dividends	(1,359)	—	—
Warrant accretion expense	85	—	—
Issuance of common stock	3,338	—	—
Proceeds from exercise of common stock options	—	38	2,152
Proceeds from issuance of short-term debt	4,000	10,000	7,000
Excess tax benefit from option exercises	—	52	1,979
Section 16 profit reimbursement	—	—	15
Net cash provided by financing activities	179,463	299,680	267,632

Net change in cash and cash equivalents	(2,924)	25,989	812

Cash and cash equivalents at beginning of period	40,798	14,809	13,997

Cash and cash equivalents at end of period	$37,874	$40,798	$14,809

Supplemental cash flow information:
Cash paid during period for interest	$38,077	$40,004	$34,370
Cash paid during period for income taxes	77	1,125	4,745

Loans foreclosed upon with repossessions	58,887	35,641	12,772

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

Nature of Operations:  The Corporation was formed in July 2000. The Bank received its charter as a state bank and opened for business in January 2000. Substantially all of the assets, liabilities and operations presented in the consolidated financial statements are attributable to the Bank. The Bank provides a variety of banking services to individuals and businesses in Middle Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, lease financing, real estate mortgage and installment loans. In July 2008, the Corporation formed a wholly owned subsidiary, TCB. This subsidiary purchases, at fair market value, and then sells assets for the Bank.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

Accounting Standards Codification: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105 (“FASB ASC 105”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162,” replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB ASC (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FASB ASC 105 is effective for the Corporation’s financial statements for periods ending after September 15, 2009 and did not have a significant impact on the Corporation’s financial statements.

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

Concentrations and Restrictions on Cash and Cash Equivalents: The Corporation maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Corporation is not exposed to any significant credit risks on cash and cash equivalents.

Cash on hand or on deposit with other banks of approximately $468,000 and $294,000 was required to meet regulatory reserve and clearing requirements at year-end 2009 and 2008, respectively. These balances do not earn interest.

Securities:  Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Trading securities are recorded at fair value with changes in fair value included in earnings.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2009 and 2008, all securities were classified as available for sale. The Bank had no trading securities or held to maturity securities as of December 31, 2009 and 2008.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In determining whether other-than-temporary impairment exists, management considers many factors, including (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Tax Leases: Tax leases comprised approximately $74,596,000 and $53,025,000 of loans on the consolidated balance sheets at December 31, 2009 and 2008, respectively. In accordance with FASB ASC 860, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“FASB ASC 860”), at the time of investment, the tax lease asset is recorded along with unearned interest income followed by periodic journal entries to record the interest income and maintain an accurate representation of the investment balance. The current balance is part of “Loans” on the consolidated balance sheets and as “Tax leases” on the Summary of Loans in Note 3.

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

Other Real Estate and Repossessed Assets:  Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value, less costs to sell, at the date of foreclosure, determined by appraisal. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. Subsequent costs are expensed as they occur after any re-acquisitions. Other real estate owned is included in other assets on the balance sheet, with a carrying value of approximately $814,000 and $5,764,000 in 2009 and 2008, respectively. Repossessed assets acquired by foreclosure are carried at the lower of the recorded investment in the asset or its estimated fair value. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. These repossessed assets are either disposed of by the Bank or sold to TCB. Subsequent costs are expensed as they occur after any re-acquisitions. Repossessions are included in other assets on the balance sheet, with a carrying value of approximately $27,169,000 and $10,694,000 in 2009 and 2008, respectively. If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by TCB at fair market value.  The sole purpose of TCB is the resale of assets repossessed by the Bank. At December 31, 2009 and 2008, TCB carried approximately $9,782,000 and $4,701,000, respectively, and nothing in prior years on its balance sheet. TCB carries these purchases as inventory.

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

When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable.  It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value.  Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received.  To obtain fair values, quoted market prices are used if available. If quotes are not available for interests that continue to be held by the transferor, the Bank estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved.

Servicing Assets: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. When the Bank sells loans to others that it continues to service, a servicing asset is recorded at fair value. The Corporation values its servicing assets by allocating the carrying value of the financial asset between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. Capitalized servicing rights are reported in other assets and are amortized over the life of the loan being serviced. Servicing assets totaled approximately $80,000 and $216,000 as of December 31, 2009 and 2008, respectively. Servicing assets are included on the balance sheet with other assets.

The Corporation initially measures all separately recognized servicing assets and servicing liabilities at fair value. The Corporation subsequently measures such assets and liabilities using either the amortization method, where it amortizes servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, where it measures servicing assets or servicing liabilities at fair value at each reporting date. The Corporation reports fair value changes in its earnings during the period in which they occur. Because of the nature of our servicing assets, quoted market prices may not be available, prohibiting the Corporation from using the fair value method. Therefore, if no quoted market prices are available, the Corporation uses the amortization method. The Corporation assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. After considering costs to service, the Corporation generally values the servicing assets at approximately 0.20% of the assets’ fair value. The adoption of FASB ASC 860, “Accounting for Servicing of Financial Assets” (“FASB ASC 860”), did not have a material effect on the valuation of the Corporation’s servicing assets or servicing liabilities for the year ended December 31, 2009.

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

Stock-Based Compensation: Compensation expense for stock options and non-vested stock awards is based on the fair value of the award on the measurement date, which, for the Corporation, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards and deferred stock units is generally the market price of the Corporation’s stock on the date of grant. Some amounts have been reclassified to be comparable to current year presentation.

In June of 2007, the Tennessee Commerce Bancorp 2007 Equity Plan was adopted and the Corporation reserved authorized shares to be issued, and not repurchased, in accordance with the provisions of the plan.

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Advertising Costs:  Advertising costs are generally charged to operations in the year incurred and totaled approximately $100,000, $107,000 and $73,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Dividend Restrictions:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation, which would limit dividends payable by the Corporation to its shareholders. In addition, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Corporation (“Series A Preferred Stock”) includes certain restrictions regarding the payment of dividends on the Corporation’s common stock. For more information regarding these restrictions, see Note 16.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the Corporation does not have any identifiable segments.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recently Issued Accounting Standards: FASB ASC 810, “Noncontrolling Interest in Consolidated Financial Statements (“FASB ASC 810”) amends prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other things, FASB ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative guidance became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

Further new authoritative accounting guidance under FASB ASC 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under FASB ASC 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements

FASB ASC 260, “Earnings Per Share” (“FASB ASC 260”). On January 1, 2009, the Corporation adopted new authoritative accounting guidance under ASC 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC 855, “Subsequent Events” (“FASB ASC 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements. Management evaluated all events or transactions that occurred after December 31, 2009 through March 9, 2010, the date the Corporation issued the accompanying financial statements.  During this period, the Corporation did not have any material recognizable subsequent events that required recognition in its disclosures with respect to the accompanying financial statements.

FASB ASC 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. FASB ASC 860 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. FASB ASC 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements

FASB ASC 820, “Fair Value Measurements and Disclosures (“FASB ASC 820”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 became effective for the Corporation on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. For more information about fair value measurements, see Note 14.

Additional new authoritative accounting guidance under FASB ASC 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under FASB ASC 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under FASB ASC 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of FASB ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under FASB ASC 820 became effective for the Corporation’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

New authoritative accounting guidance under FASB ASC 320, “Investments—Debt and Equity Securities” (“FASB ASC 320”), (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under FASB ASC 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at December 31, 2009 and 2008:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
(Dollars in thousands)	Value	Gains	Losses	Cost

2009

U.S. Government agencies	$82,843	$57	$(2,138)	$84,924
Corporate debt securities	188	6	—	182
Other	10,637	—	—	10,637

	$93,668	$63	$(2,138)	$95,743

2008

U.S. Government agencies	$95,195	$1,197	$(51)	$94,049
Corporate debt securities	239	2	—	237
Corporate bonds	411	—	(82)	493
Other	5,445	228	—	5,217

	$101,290	$1,427	$(133)	$99,996

Contractual maturities of debt securities at December 31, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one through five years	188
Due after five through ten years	21,706
Due after ten years	71,774

$93,668

Gross gains of approximately $1,231,000, $611,000 and $212,000 on sales of securities were recognized in 2009, 2008 and 2007, respectively. Gross losses of approximately $113,000, $164,000 and $187,000 on sales of securities were recognized in 2009, 2008 and 2007, respectively. Securities carried at approximately $70,878,000 and $74,979,000 at December 31, 2009 and 2008, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

	December 31,
(Dollars in thousands)	2009	2008

Federal Home Loan Bank stock	$2,169	$1,685

Securities with unrealized losses at year-end 2009 and 2008, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

2009

U.S. Government agencies	$54,552	$1,882	$14,737	$256	$69,289	$2,138
Corporate bonds	—	—	—	—	—	—

Total	$54,552	$1,882	$14,737	$256	$69,289	$2,138

2008

U.S. Government agencies	$—	$—	$8,048	$51	$8,048	$51
Corporate bonds	—	—	411	82	411	82

Total	$—	$—	$8,459	$133	$8,459	$133

Unrealized losses on U.S. government agency securities have not been recognized in income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future and the decline in fair value was largely a result of increases in market interest rates. Furthermore, as of December 31, 2009, management did not have the intent to sell any of the securities classified as available for sale in the table above and believe that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. The fair value of the securities above is expected to recover as the securities approach their maturity dates and/or market rates decline.

There were six and five securities with continued unrealized losses lasting 12 months or more at December 31, 2009 and 2008, respectfully. There were 16 securities with continued unrealized losses lasting less than 12 months at December 31, 2009 and none at December 31, 2008.

NOTE 3 - LOANS

The following is a summary of loans outstanding by category at December 31:

(Dollars in thousands)	2009	2008
Real estate:

Construction	$142,109	$181,638
1 to 4 family residential	42,425	37,822
Other	259,220	171,150
Commercial, financial and agricultural	649,475	589,518
Consumer	3,476	3,572
Tax leases	74,596	53,025
	1,171,301	1,036,725
Less: Allowance for loan losses	(19,913)	(13,454)

Net loans	$1,151,388	$1,023,271

The Bank records a transfer of financial assets as a sale when it surrenders control over those financial assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The maximum extent of the Corporation’s recourse obligations on loans transferred during the three-year period ended December 31, 2009 was 10% of the amount transferred, adjusted for any early payoffs or terminations. The amount of the proceeds for loans that were transferred with recourse, that were recorded as a sale for each period was as follows.

(Dollars in thousands)	2009	2008	2007

Proceeds from loans transferred with recourse	$19,160	$27,045	$40,590

The Bank services loans for the benefit of others. The amount of loans being serviced for the benefit of others at year-end for each period follows:

	December 31,
(Dollars in thousands)	2009	2008	2007

Amount of loans being serviced	$81,704	$105,177	$86,489

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

Loans to principal officers, directors and their affiliates were as follows:

	December 31,
(Dollars in thousands)	2009	2008

Beginning balance	$16,425	$6,804
New loans	6,400	11,888
Repayments	(987)	(2,267)

Ending balance	$21,838	$16,425

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

	December 31,
(Dollars in thousands)	2009	2008	2007

Balance at beginning of year	$13,454	$10,321	$6,968
Provision charged to operating expenses	31,039	9,111	6,350
Loans charged-off	(26,085)	(6,099)	(3,310)
Recoveries	1,505	121	313

Balance at end of year	$19,913	$13,454	$10,321

Impaired loans were as follows:

	December 31,
(Dollars in thousands)	2009	2008

Balance of impaired loans with no allocated allowance	$14,993	$—
Balance of impaired loans with an allocated allowance	26,100	11,603

Total recorded impaired loans	41,093	11,603

Amount of the allowance allocated to impaired loans	$5,580	$3,203

	December 31,
	2009	2008	2007

Average of impaired loans during the year	$34,592	$7,875	$3,783

The amount of interest income recognized for the time that these loans were impaired during 2009, 2008 and 2007 was not material to the financial statements.

Nonperforming loans were as follows:

	December 31,
(Dollars in thousands)	2009	2008	2007

Loans past due over 90 days still on accrual	$1,328	$18,788	$1,992
Nonaccrual loans	19,151	11,603	6,465

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 — PREMISES AND EQUIPMENT

Below is a summary of premises and equipment as of December 31, 2009 and 2008. Depreciation expense for 2009, 2008 and 2007 was approximately $498,000, $423,000 and $333,000, respectively.

(Dollars in thousands)	2009	2008

Leasehold improvements	$1,321	$1,319
Furniture and equipment	2,813	2,680
	4,134	3,999
Less: Allowance for depreciation	2,167	1,669

	$1,967	$2,330

The Bank leases office space, furniture and equipment under operating leases. Rent expense recognized in 2009, 2008 and 2007 amounted to approximately $744,000, $660,000 and $390,000, respectively. The remaining minimum lease payments related to the leases at December 31, 2009 were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2010	$1,351
2011	1,896
2012	1,939
2013	1,977
2014	2,021
2015-2017	6,318

$15,502

NOTE 6 - DEPOSITS

Time deposits greater than $100,000 amounted to approximately $486,321,000 in 2009 and approximately $566,084,000 in 2008.

At December 31, 2009, scheduled maturities of time deposits were as follows:

(Dollars in thousands)

2010	$521,506
2011	236,748
2012	96,932
2013	35,812
2014	36,588

Deposits held at the Bank by directors, executive officers and their related interests were approximately $1,608,000 and $14,706,000 at December 31, 2009 and 2008, respectively.

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER DEBT

The Federal Home Loan Bank (“FHLB”) of Cincinnati advances funds to the Bank with the requirement that the advances are secured by securities and qualifying loans, essentially home mortgages (1-4 family residential). At December 31, 2009, the Bank had an available line of $55,494,000 with the FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $2,168,900 of such stock at December 31, 2009 to satisfy this requirement.

At December 31, 2009, the Bank had received no advances from the FHLB and, therefore, had pledged no securities or qualifying loans to the FHLB.

At December 31, 2009, the Bank had approximately $38,700,000 in available federal funds lines (or the equivalent thereof) with correspondent banks.  At December 31, 2009, the Bank had no federal funds purchased.

In December 2009, TCB entered into a short-term revolving line of credit with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000,000 at an interest rate of prime plus 1% with a floor of 6.25%.  The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 31, 2010.  At December 31, 2009, TCB had outstanding borrowings of $4,000,000 under this line of credit.

The Corporation had a $15,000,000 line of credit with First Tennessee Bank, National Association during 2009. The outstanding principal balance on this line of credit at December 31, 2009 was $0, as this line of credit was paid on the maturity date of April 30, 2009.

In May 2009, the Corporation entered into a short-term revolving line of credit with a qualified investor, pursuant to which the qualified investor agreed to loan the Corporation up to $10,000,000 at an interest rate of 5.0%.  The qualified investor’s obligation to make advances to the Corporation under this line of credit has been extended through February 4, 2011 in the principal balance of $8,750,000.  The Corporation agreed with a qualified investor that, until the note, together with interest, and all other indebtedness of the Corporation to the lender are paid in full, the Corporation will (i) make all financial information available, (ii) pay all taxes and claims prior to date of penalty, (iii) preserve its corporate status, (iv) give notice of adverse events, (v) maintain capital ratios and (vi) give notice of changes in management.

Both outstanding lines of credit are secured by all inventories at TCB and 100% of all outstanding bank stock.

NOTE 8 - DEFERRED COMPENSATION PLANS

During 2009, the Bank paid $25,000,000 to purchase single premium bank-owned life insurance policies (“BOLIs”) for three key executives of the Bank. The Bank is the owner and beneficiary of the BOLIs, which serve as investment vehicles that partially offsets costs associated with the Bank’s other employee benefit plans.  The aggregate cash surrender values of the BOLIs increased by approximately $673,000 in 2009, which was recognized as noninterest income. Income from the BOLIs is tax exempt.

The Bank’s deferred compensation arrangements for its executive officer include split dollar life insurance plans, non-competitions agreements and supplemental executive retirements plans (“SERPs”). The estimated present value of future benefits to be paid under the SERP and non-competition agreements is being accrued over the period from the effective date of the agreements through the expected retirement dates of the participants. The expense incurred and amount accrued for these plans for the year ended December 31, 2009 was approximately $84,000.

	Split Dollar Life Insurance Plan	Non-Competition Agreement	SERP

Retired Chairman and Chief Executive Officer

Lesser of Net Amount at Risk(1) and two times the sum of the annual salary for the most recent full year of employment plus the greatest bonus amount paid in any of the last three full years of employment. If death occurs prior to separation from the Bank, any amounts owed under the SERP and the Non-Competition Agreement are deducted from this amount.

Term of two years following separation from service. Pays 120 monthly payments, each in an amount equal to the greatest annual cash compensation (including base salary and bonus) paid in any of the last three calendar years of employment preceding separation from service, divided by 48.

N/A

Chief Operating Officer

Lesser of Net Amount at Risk(1) and two times the sum of the annual salary for the most recent full year of employment plus the greatest bonus amount paid in any of the last three full years of employment. If death occurs prior to separation from the Bank, any amounts owed under the SERP and the Non-Competition Agreement are deducted from this amount.

Term of two years following separation from service. Pays 120 monthly payments, each in an amount equal to the greatest annual cash compensation (including base salary and bonus) paid in any of the last three calendar years of employment preceding separation from service, divided by 48.

96 monthly payments equal to the greater of $4,166.67 or the executive’s average annual base salary for the highest three-year period ending at his normal retirement date divided by 48.(2)

Chairman and Chief Executive Officer

Lesser of Net Amount at Risk(1) and two times the sum of the annual salary for the most recent full year of employment plus the greatest bonus amount paid in any of the last three full years of employment. If death occurs prior to separation from the Bank, any amounts owed under the SERP and the Non-Competition Agreement are deducted from this amount.

		N/A	180 monthly payments equal to the executive’s average annual base salary for the highest three-year period ending at his normal retirement date divided by 48.(3)

(1)                      Net Amount at Risk is the difference between the cash surrender value of the insurance policy and the death benefit payable under the policy at the time of death.

(2)                      The amount shown assumes termination of employment on or after normal retirement date for a reason other than death. This SERP arrangement also contains (i) an early retirement benefit that vests after ten years of service and pays an amount equal to the accrued benefit at the time of retirement divided by 96, (ii) a disability benefit which pays an amount equal to the accrued balance at the time of disability divided by 96, and (iii) a change in control benefit which pays the greater of the present value of the normal retirement benefit or the accrued benefit preceding the change in control.  The early retirement and disability benefits are payable over eight years. The change in control payment is to be made in one lump sum within 30 days of the later of termination of employment or change in control.

(3)                      The amount shown assumes termination of employment on or after normal retirement date for a reason other than death. This SERP arrangement also contains (i) an early retirement benefit that vests after ten years of service and pays an amount equal to the accrued benefit at the time of retirement, (ii) a disability benefit which pays an amount equal to the accrued balance at the time of disability, and (iii) a change in control benefit which pays the greater of the present value of the normal retirement benefit or the accrued benefit preceding the change in control.  The early retirement and disability benefits are payable over 15 years.  The change in control payment is to be made in one lump sum within 30 days of the later of termination of employment or change in control.

The Bank also provides split dollar life insurance plans for its top 30 paid employees. These plans generally provide a death benefit of up to 1.5 times annual base salary.  The Bank owns the cash surrender value of each policy and, by way of a split dollar arrangement, has agreed to endorse a portion of the death benefit over to the name beneficiary. Since the Bank has no direct benefit obligation to these officers, no such accruals have been made in the Corporation’s financial statements.

NOTE 9 — INCOME TAXES

Income tax expense (benefit) recognized in the years ended December 31, 2009, 2008 and 2007 was made up of current and deferred federal and state tax amounts as shown below:

(Dollars in thousands)	2009	2008	2007

Current federal	$(372)	$(3,466)	$2,897
Current state	18	(14)	338
Deferred federal	(2,354)	7,789	369
Deferred state	(730)	463	39
Change in valuation allowance	31	—	—

	$(3,407)	$4,772	$3,643

The tax effect of each type of temporary difference that results in net deferred tax assets and liabilities is as follows:

(Dollars in thousands)	2009	2008
Assets
Allowance for loan losses	$7,624	$4,852
Nonaccrual loan interest	1,013	337
Net deferred loan fees	434	556
Federal net operating loss carryforward	7,472	778
State net operating loss carryforward	343	—
Depreciation	827	418
AMT credit carryforward	294	428
Unrealized loss on securities	795	—
Other	592	280
Total deferred tax assets	19,394	7,649

Liabilities
Tax leases	(22,133)	(13,176)
Unrealized (gain) loss on securities	—	(495)
FASB ASC 860 income adjustments	(1,229)	(2,243)
Other	(353)	(430)
Total deferred tax asset (liability)	(23,715)	(16,344)

Valuation allowance	(31)	—

Net deferred tax asset (liability)	$(4,352)	$(8,695)

A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) follows:

(Dollars in thousands)	2009	2008	2007

Tax expense at statutory rate	$(3,055)	$4,259	$3,583
State income tax effect	(470)	296	249
Other	87	217	(189)
Valuation allowance	31	—	—

Income tax expense	$(3,407)	$4,772	$3,643

The Corporation had no unrecognized tax benefits as of December 31, 2009, 2008, and 2007.  No significant increase is expected over the next 12 months.

Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income tax accounts.  No such accruals existed as of December 31, 2009, 2008, and 2007.

The Corporation and its subsidiaries file a consolidated U.S. federal income tax return and various returns in states where its banking offices are located.  The Corporation’s filed income tax returns are no longer subject to examination by taxing authorities for years before 2006.

The Corporation has a federal net operating loss carryforward of $22.0 million that will begin to expire in 2028, if not previously utilized.

The Corporation has a state net operating loss carryforward of approximately $7.9 million, which is comprised of (i) a Tennessee NOL of approximately $6.6 million, which will expire in 2024, if not previously utilized, (ii) a Minnesota NOL of approximately $371,000, which will expire in 2024, if not previously utilized, (iii) an Alabama NOL of approximately $136,000, which will expire in 2017, if not previously utilized, and (iv) a Georgia NOL of approximately $740,000, which will expire in 2029, if not previously utilized.

The Corporation has a federal alternative minimum tax credit carryforward of approximately $294,000 that will not expire, and a federal general business tax credit of approximately $47,000 that will begin to expire in 2026, if not previously utilized.

The Bank has a Georgia Form 900 credit carryforward of approximately $12,000 that will expire in 2014, if not previously utilized.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

The following table reflects financial instruments for which contract amounts represented credit risk as of December 31, for the following years:

	2009		2008
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Commitments to extend credit	$23,457	$71,800	$39,529	$137,950
Standby letters of credit and financial guarantees	—	9,106	—	12,045

Commitments to make loans are generally made for periods of one year or less. The fixed rate loan commitments had interest rates ranging from 3.25% to 11% and maturities ranging from two months to five years at December 31, 2009.

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

The Bank guarantees a lease for a commercial airline company. The value of the guarantee is $4,427,000 at December 31, 2009 and 2008, respectively, and is included in the table above.

The Bank primarily serves customers located in Middle Tennessee. As such, the Bank’s loans, commitments and letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented above in Note 3.

The Corporation is party to proceedings arising from the 2008 termination of its former Chief Financial Officer (the “Plaintiff”). Those proceedings include a complaint with the United States Department of Labor (the “SOX complaint”) filed by the Plaintiff under the Sarbanes-Oxley Act of 2002 (“SOX”), and a lawsuit in the United States District Court for the Middle District of Tennessee.  The Corporation has brought a counter-claim against the Plaintiff that he engaged in misfeasance and malfeasance as the Corporation’s Chief Financial Officer, in breach of his fiduciary duty as an officer of the Corporation under Tennessee law.

In 2009, the Department of Labor (the “DOL”) indicated that it will likely issue a preliminary order on the SOX Complaint finding probable cause that the Corporation placed the Plaintiff on administrative leave and subsequently discharged him in retaliation for engaging in protected activity under SOX. The Corporation has objected to the issuance of a preliminary order and the DOL has not opined with respect to those objections.  If the DOL issues an adverse preliminary order, then the Corporation intends to appeal any such finding through the DOL’s administrative review process.

The Corporation denies any liability to the Plaintiff or violation of any law, contract or otherwise and intends to contest all matters brought by the Plaintiff vigorously. It is not possible at this time to determine the ultimate amount of liability incurred, if any. Therefore, no accrual has been made in the financial statements.

NOTE 11 — EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have satisfied the minimum age and service requirements. The Bank may make discretionary contributions and employees vest in employer contributions over five years. The Bank made no contributions to the plan during 2009, 2008 or 2007.

NOTE 12 — REGULATORY MATTERS

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

The Corporation and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized,” “adequately capitalized,” and “well capitalized.” Based solely on analysis of federal banking regulatory categories, on December 31, 2009 and 2008 the Corporation and the Bank both fall within the “well capitalized” categories under the regulations.

As a result of a recently completed routine bank examination, the Bank’s management expects the examiners to recommend an informal corrective action for the Bank. On the basis of earlier discussions with these examiners, the board of the Bank voluntarily determined in October 2009 to adopt certain measures proactively to reduce risk and strengthen the capital position of the Bank. These measures addressed capital adequacy and preservation, asset growth and funding sources. Based on these discussions and the current economic environment, it is management’s intent to take steps to increase the Bank’s capital ratios and reduce credit and funding risk. Management is in the process of finalizing the appropriate levels for these and other measures with the FDIC and the Tennessee Department of Financial Institutions. The board of directors and management of the Company and the Bank are committed to addressing and resolving any issues that might be raised in an informal corrective action, if and when issued.

The Bank and the Corporation’s capital amounts and ratios at December 31, 2009 and 2008 were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

2009

Total risk-based
Bank	$132,580	10.63%	$99,778	8.0%	$124,723	10.0%
Corporation	$135,809	10.83%	$100,320	8.0%	n/a

Tier 1 to risk-based
Bank	$116,934	9.37%	$49,918	4.0%	$74,878	6.0%
Corporation	$120,078	9.57%	$50,269	4.0%	n/a

Tier 1 leverage
Bank	$116,934	8.74%	$53,517	4.0%	$66,896	5.0%
Corporation	$120,078	8.93%	$53,186	4.0%	n/a

2008

Total risk-based
Bank	$120,746	11.01%	$87,716	8.0%	$109,645	10.0%
Corporation	$136,900	12.42%	$88,207	8.0%	n/a

Tier 1 to risk-based
Bank	$107,292	9.79%	$43,858	4.0%	$65,787	6.0%
Corporation	$123,446	11.20%	$44,103	4.0%	n/a

Tier 1 leverage
Bank	$107,292	9.26%	$46,359	4.0%	$57,949	5.0%
Corporation	$123,446	10.62%	$46,473	4.0%	n/a

NOTE 13 — STOCK COMPENSATION

The purpose of the Corporation’s 2007 Equity Plan (the “Plan”) is to provide financial incentives for selected employees and non-employee directors, thereby promoting the long-term growth and financial success of the Corporation by (a) attracting and retaining employees and non-employee directors of outstanding ability, (b) strengthening the Corporation’s capability to develop, maintain, and direct a competent management team, (c) providing an effective means for selected employees and non-employee directors to acquire and maintain ownership of the Corporation’s common stock, (d) motivating employees to achieve long-range performance goals and objectives, and (e) providing incentive compensation opportunities competitive with peer financial institution holding companies. Unless earlier terminated by the Board, the Plan will terminate on the tenth anniversary of its effective date, or June 8, 2017.

The weighted-average fair value of stock options granted during 2009, 2008 and 2007 estimated using the Black-Scholes valuation model, was $2.57, $4.45 and $5.75. The historical volatility is annualized standard deviation of the differences in the natural logarithms of the possible future stock price. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2009	2008	2007

Risk-free interest rate	0.30%	3.27%	4.94%
Expected option life	10 years	3.5 years	3.5 years
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.0%	20.0%	20.0%

A summary of the activity related to stock options is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	833,070	$13.49	798,570	$13.14	871,092	$8.78
Options granted	200,000	6.01	150,000	22.15	200,000	25.00
Options exercised	—	—	(7,500)	5.00	(272,522)	7.91
Options forfeited or expired	(167,250)	6.90	(108,000)	23.47	—	—
Outstanding at end of year	865,820	$13.66	833,070	$13.49	798,570	$13.14

Options exercisable at year-end	700,620		669,470		638,570

At December 31, 2009, options outstanding had a weighted average remaining contractual term of 4.50 years and an aggregate intrinsic value of $(8,043,000). At December 31, 2008, options exercisable had a weighted average remaining contractual term of 3.64 years and an aggregate intrinsic value of $(5,743,000). During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under the Corporation’s stock option plans was $0, $136,275 and $5,404,895, respectively. Of the options to purchase 200,000 shares of common stock granted in 2009, 150,000 were forfeited, and none vested, leaving 50,000 shares unvested as of December 31, 2009.  The fair value of shares vested during 2009, 2008 and 2007 were approximately $254,000, $351,000 and $117,000, respectively.

Stock-based compensation expense totaled $335,000 in 2009, $289,000 in 2008 and $259,000 in 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to non-vested stock options totaled $427,197 at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.43 years.

A summary of the weighted average grant date fair value of options vested during 2009 is as follows:

		Outstanding at				Outstanding at
	Exercise	January 1,				December 31,	Fair Value
	Price	2009	Granted	Forfeited	Vested	2009	Price
	$25.00	90.000	—	—	30,000	60,000	$5.75
	$22.15	73,600	—	—	18,400	55,200	$4.45
	$6.50	—	50,000	—	—	50,000	$3.45
	$5.85	—	150,000	(150,000)	—	—	$2.28

		163,600	200,000	(150,000)	48,400	165,200

Weighted average fair value		$5.17	$2.57	$2.28	$5.26	$4.62

Options outstanding at year-end 2009 were as follows:

	Outstanding		Exercisable
		Weighted
		Average		Weighted
		Remaining		Average
Exercise		Contractual		Exercise
Prices	Number	Life	Number	Price

$5.00	163,820	0.04 years	163,820	$5.00
$7.50	95,000	3.14 years	95,000	$7.50
$10.50	211,000	3.67 years	211,000	$10.50
$16.00	44,000	5.50 years	44,000	$16.00
$25.00	150,000	7.46 years	90,000	$25.00
$21.00	60,000	4.06 years	60,000	$21.00
$22.15	92,000	8.03 years	36,800	$22.15
$6.50	50,000	9.42 years	—	$—
Outstanding at year-end	865,820	4.50 years	700,620	$12.53

A summary of the activity related to restricted stock is as follows:

Number
Shares of restricted stock outstanding at December 31, 2008	10,079
Shares of restricted stock issued	9,232
Restrictions lapsed and shares released	(11,248)
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at December 31, 2009	8,063

Restricted stock-based awards outstanding and expected to vest at December 31, 2009	8,063

In June of 2009, four members of the board of directors who were also executive officers received an aggregate of 9,232 shares of restricted stock that were expensed as if subject to a six-month vesting period; each of the remaining five directors received options to purchase 10,000 shares of commons stock, with an exercise price of $6.50.

NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows:

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The estimated fair values of the Bank’s financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Cash and due from financial institutions	$22,864	$22,864	$5,260	$5,260
Federal funds sold	15,010	15,010	35,538	35,538
Securities available for sale	93,668	93,668	101,290	101,290
Loans, net	1,151,388	1,250,425	1,023,271	1,114,151
Accrued interest receivable	9,711	9,711	8,115	8,115
Income tax receivable	68	68	4,430	4,430
Bank-owned life insurance	25,673	25,673	—	—
Restricted equity securities	2,169	2,169	1,685	1,685
Financial liabilities
Deposits	$1,242,542	$1,263,535	$1,069,143	$1,106,907
Accrued interest payable	1,430	1,430	3,315	3,315
Accrued dividends payable	187	187	—	—
Short term borrowings	14,000	14,000	10,000	10,000
Subordinated long-term debt	23,198	23,175	23,198	24,897

The Bank has an established process for determining fair values of the financial instruments, in accordance with FASB ASC 820. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank’s creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

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

Assets

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the 12 months ended December 31, 2009, all of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available.  If no quoted market prices are available, the amortization method is used.  The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At December 31, 2009, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable.  It may also retain servicing assets or assume servicing liabilities that are initially measured at fair value.  Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received.  To obtain fair values, quoted market prices are used if available.  Quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At December 31, 2009, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses.  At December 31, 2009, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by TCB, held as inventory and carried at fair market value.  The sole purpose of TCB is the resale of assets repossessed by the Bank. At December 31, 2009, TCB had inventory measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At December 31, 2009, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Bank-Owned Life Insurance — The Bank also includes bank owned life insurance (“BOLI”) within other assets, carried at book value. At December 31, 2009, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations — The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At December 31, 2009, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of December 31, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$93,668	$—	$93,668	$—
Servicing assets	80	—	—	80
Interest-only strips	2,796	—	—	2,796
BOLI	25,673	—	—	25,673

Total assets at fair value	$122,217	$—	$93,668	$28,549

Recourse obligations	317	—	—	317
Total liabilities at fair value	$317	$—	$—	$317

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of December 31, 2009, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009

	Total carrying value in the consolidated balance	Quoted market prices in an active market	Internal models with significant observable market parameters	Internal models with significant unobservable market parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$41,093	$—	$—	$41,093
Inventory	9,782	—	—	9,782
Other Assets	27,983	—	—	27,983

Total assets at fair value	$78,858	$—	$—	$78,858

Liabilities	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—

Changes in Level 3 Fair Value Measurements

The table below includes a roll-forward of the balance sheet amounts for 2009 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. Because, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Twelve months ended December 31, 2009 (in thousands)	Assets	Liabilities
Fair value, January 1, 2009	$5,460	$444
Total realized and unrealized (gains) losses included in income	(3,865)	121
Purchases, issuances and settlements, net	26,954	(248)
Transfers in and/or out of level 3	—	—
Fair value, December 31, 2009	$28,549	$317
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31, 2009	$—	$—

NOTE 15 — EMPLOYMENT AGREEMENTS

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

NOTE 16 — CAPITAL STOCK

The Corporation’s charter authorizes 1,000,000 shares of preferred stock. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established.

Series A Preferred Stock and Warrants — On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced its intention to inject capital into nine large U.S. financial institutions under the Troubled Asset Relief Program Capital Purchase Program (“CPP”)  and since has injected capital into many other financial institutions. On December 19, 2008, the Corporation entered into a Letter Agreement with Treasury pursuant to which, among other things, the Corporation sold to Treasury for an aggregate purchase price of $30 million, 30,000 shares of Series A Preferred Stock, par value $0.50, and a warrant to purchase up to 461,538 shares of common stock (the “Warrant”), of the Corporation. As a condition under the CPP, the Corporation’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 19, 2011, or until Treasury no longer owns any of the Series A Preferred Stock.

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

Warrant — The Warrant has a term of ten years and is exercisable at any time, in whole or in part, at an exercise price of $9.75 per share (subject to certain anti-dilution adjustments). Based on the Black Scholes options pricing model, the Warrant has been assigned a fair value of $1.2 million in the aggregate, as of December 19, 2008. Treasury may not exercise the Warrant for, or transfer the Warrant with respect to, more than half of the initial shares of common stock underlying the Warrant prior to the earlier of (i) the date on which the Corporation receives aggregate gross proceeds of not less than $30 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the Warrant will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least 100% of the aggregate liquidation preference of the Series A Preferred Stock ($30 million) from one or more Qualified Equity Offerings prior to December 31, 2009.

Stock Issuance: — Effective as of December 18, 2009, in connection with the Corporation’s Registration Statement on Form S-3 (Registration No. 333-160712), the Corporation sold 788,924 shares of Corporation common stock to non-affiliates of the Corporation at a price of $3.63 per share and 114,500 shares of Corporation common stock to affiliates of the Corporation at a price of $3.65 per share. The common stock was offered without a placement agent, underwriter, broker or dealer. The net proceeds of the offering to the Corporation were approximately $3.3 million. The Corporation intends to use the net proceeds from the offering for general corporate purposes.

NOTE 17 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Corporation follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2009	2008
ASSETS
Cash and cash equivalents	$3,873	$17,427
Investment in banking subsidiary	122,279	115,010
Other	3,591	2,782

Total assets	$129,743	$135,219

LIABILITIES AND EQUITY
Interest payable	$66	$24
Dividend payable	187	—
Other short term payables	10,000	10,250
Subordinated long term debt	23,198	23,198
Shareholders’ equity	96,292	101,747

Total liabilities and equity	$129,743	$135,219

CONDENSED STATEMENTS OF INCOME

	For Years ended December 31,
	2009	2008	2007

Dividend and interest income	$43	$69	$17
Management fee	698	—	—
Interest expense	(1,890)	(1,487)	(632)
Non-interest expense	(1,998)	(2,508)	(1,261)

Loss before income taxes	(3,147)	(3,926)	(1,876)
Income tax expense	1,212	1,388	696
Equity in undistributed subsidiary (loss) income	(3,643)	10,292	8,076

Net (loss) income	(5,578)	7,754	6,896

CPP Preferred dividends	(1,546)	—	—

Net (loss) income available to common shareholders	$(7,124)	$7,754	$6,896

CONDENSED STATEMENTS OF CASH FLOWS

	For Years ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net(loss) income	$(5,578)	$7,754	$6,896
Adjustments:
Change in other assets and liabilities	(1,018)	(8,677)	(25)
Equity in undistributed subsidiary income	3,643	(10,292)	(8,076)
Stock option expense	335	289	259
Proceeds from dividend paid by subsidiary	1,000	—	—
Net cash used by operating activities	(1,618)	(10,926)	(946)

Cash flows from investing activities
Investments in subsidiaries	(14,000)	(20,303)	(15,990)

Net cash used by investing activities	(14,000)	(20,303)	(15,990)

Cash flows from financing activities
Proceeds from long-term subordinated debt	—	14,950	—
Proceeds from issuance of common stock	3,338	—	—
Preferred stock dividend	(1,359)	—	—
Warrant accretion expense	85	—	—
Purchase of capital securities of unconsolidated subsidiary	—	(450)	—
Proceeds from issuance of preferred stock and common stock warrant	—	30,000	—
Proceeds from exercise of stock options and excess tax benefit	—	379	4,405
Proceeds from issuance of short-term debt	—	3,000	7,000
Net cash provided by financing activities	2,064	47,879	11,405

Net change in cash and cash equivalents	(13,554)	16,650	(5,531)

Beginning cash and cash equivalents	17,427	777	6,308

Ending cash and cash equivalents	$3,873	$17,427	$777

NOTE 18 — EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

(Dollars in thousands except share data)	2009	2008	2007
Basic
Net (loss) income	$(7,124)	$7,754	$6,896

Weighted average common shares outstanding	4,738,638	4,731,204	4,613,342

Basic earnings (loss) per common share	$(1.50)	$1.64	$1.49

Diluted
Net (loss) income	$(7,124)	$7,754	$6,896

Weighted average common shares outstanding for basic earnings per common share	4,738,638	4,731,204	4,613,342
Add: Dilutive effects of assumed exercises of stock options	—	120,861	278,825

Average shares and dilutive potential common shares	4,738,638	4,852,065	4,892,167

Diluted earnings (loss) per common share	$(1.50)	$1.60	$1.41

For 2007, vested options to purchase 40,000 shares at a strike price of $25.00 were anti-dilutive and were excluded from the calculation of diluted earnings per share. For 2008, vested options to purchase 439,250 shares and 461,538 warrants were anti-dilutive. For 2009, all vested options and all warrants were anti-dilutive because the exercise prices thereof exceeded the fair market value of the Corporation’s common stock at December 31, 2009.

NOTE 19 — TRUST PREFERRED SECURITIES

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

NOTE 20 — QUARTERLY FINANCIAL RESULTS (UNAUDITED)

A summary of selected consolidated quarterly financial data for the years ended December 31, 2009 and 2008 follows:

	First	Second	Third	Fourth
(In thousands except share data)	Quarter	Quarter	Quarter	Quarter
2009
Interest income	$19,456	$19,907	$20,642	$21,103
Net interest income	9,840	10,451	11,424	13,201
Provision for loan losses	8,514	13,125	5,250	4,150
Income (loss) before taxes	(3,580)	(10,620)	2,508	2,707
Net (loss) income	(2,216)	(6,549)	1,536	1,651
CPP preferred dividends	(444)	(352)	(375)	(375)
Net (loss) income available to common shareholders	(2,660)	(6,901)	1,161	1,276
Basic earnings per share	$(0.56)	$(1.46)	$0.25	$0.27
Diluted earnings per share	$(0.56)	$(1.46)	$0.25	$0.27

2008
Interest income	$17,486	$18,429	$19,756	$20,307
Net interest income	7,462	8,396	9,274	9,819
Provision for loan losses	1,600	2,340	1,850	3,321
Income before taxes	2,245	3,009	3,076	4,196
Net income	1,375	1,846	1,886	2,647
Basic earnings per share	$0.29	$0.39	$0.40	$0.56
Diluted earnings per share	$0.28	$0.38	$0.39	$0.55

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.6	Form of Certificate of Series A Preferred Stock(6)
4.7	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(2)
10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option — Directors(2)
10.3	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Incorporators(2)
10.4	Form of Tennessee Commerce Bancorp, Inc. 2003 Stock Option - Directors(2)
10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf(2)
10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp(2)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(2)
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and Michael R. Sapp(7)
10.9	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and H. Lamar Cox(7)
10.10	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(8)
10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(9)
10.12	Letter Agreement, dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6)
10.13	Tennessee Commerce Bancorp, Inc. Form of Split Dollar Agreement(7)
10.14	Tennessee Commerce Bancorp, Inc. Form of Salary Continuation Plan(7)
10.15	Tennessee Commerce Bancorp, Inc. Form of Consulting and Non-Competition Agreement(7)
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*
99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009 and incorporated herein by reference.

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

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2009, and incorporated herein by reference.

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

*	Filed herewith.