Form 10-Q
period 2010-03-31
Tennessee Commerce Bancorp, Inc.
filed 2010-05-07
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010 there were 5,648,384 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	March 31,	December 31,
(Dollars in thousands, except share data)	2010	2009 (1)
ASSETS
Cash and due from banks	$6,710	$22,864
Federal funds sold	9,710	15,010
Cash and cash equivalents	16,420	37,874

Securities available for sale	96,506	93,668

Loans	1,186,171	1,171,301
Allowance for loan losses	(20,110)	(19,913)
Net loans	1,166,061	1,151,388

Premises and equipment, net	2,058	1,967
Accrued interest receivable	10,321	9,711
Restricted equity securities	2,169	2,169
Bank-owned life insurance	25,860	25,673
Other assets	63,456	60,982
Total assets	$1,382,851	$1,383,432

LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities
Deposits
Non-interest-bearing	$23,108	$30,111
Interest-bearing	1,216,727	1,212,431
Total deposits	1,239,835	1,242,542

Accrued interest payable	1,558	1,430
Accrued dividend payable	188	187
Short-term borrowings	8,750	14,000
Other liabilities	7,592	5,783
Long-term subordinated debt and other borrowings	26,521	23,198
Total liabilities	1,284,444	1,287,140
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at March 31, 2010 and December 31, 2009	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at March 31, 2010 and at December 31, 2009; 5,648,384 and 5,646,368 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,823	2,823
Common stock warrant	453	453
Additional paid-in capital	63,368	63,247
Retained earnings	17,410	16,056
Accumulated other comprehensive (loss) income	(647)	(1,287)
Total shareholders’ equity	98,407	96,292

Total liabilities and shareholders’ equity	$1,382,851	$1,383,432

(1) The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	March 31,	March 31,
(Dollars in thousands except share data)	2010	2009
Interest income
Loans, including fees	$19,264	$17,896
Securities	1,237	1,555
Federal funds sold	2	5
Total interest income	20,503	19,456

Interest expense
Deposits	6,721	9,129
Other	533	487
Total interest expense	7,254	9,616

Net interest income	13,249	9,840

Provision for loan losses	4,600	8,514

Net interest income after provision for loan losses	8,649	1,326

Non-interest income
Service charges on deposit accounts	27	43
Securities gains	419	418
Loss on sale of loans	—	(360)
Loss on repossession	(1,085)	(211)
Other	1,326	137
Total non-interest income	687	27

Non-interest expense
Salaries and employee benefits	2,715	2,349
Occupancy and equipment	477	410
Data processing fees	534	304
FDIC expense	546	477
Professional fees	551	390
Other	1,686	1,003
Total non-interest expense	6,509	4,933

Income (loss) before income taxes	2,827	(3,580)

Income tax expense (benefit)	1,098	(1,364)
Net income (loss)	1,729	(2,216)
Preferred dividends	(375)	(444)

Net income (loss) available to common shareholders	$1,354	$(2,660)

Earnings (loss) per share (EPS):
Basic EPS	$0.24	$(0.56)
Diluted EPS	0.24	(0.56)

Weighted average shares outstanding:
Basic	5,647,379	4,731,696
Diluted	5,700,753	4,731,696

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders
(Dollars in thousands except share data)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net income	—	—	—	—	(2,216)	—	(2,216)
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $366 in tax	—	—	—	—	—	(1,136)	(1,136)
Common stock warrant accretion	—	—	—	23	—	—	23
Preferred stock dividend					(444)		(444)
Stock based compensation expense	—	—	—	68	—	—	68

Balance at March 31, 2009	$15,000	$2,366	$453	$60,037	$20,520	$(334)	$98,042

Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292
Comprehensive income
Net income	—	—	—	—	1,729	—	1,729
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $392 in tax	—	—	—	—	—	640	640
Common stock warrant accretion	—	—	—	22	—	—	22
Preferred stock dividend					(375)		(375)
Stock based compensation expense	—	—	—	99	—	—	99

Balance at March 31, 2010	$15,000	$2,823	$453	$63,368	$17,410	$(647)	$98,407

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	March 31,	March 31,
(Dollars in thousands except share data)	2010	2009

Cash flows from operating activities
Net income (loss)	$1,729	$(2,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	127	122
Deferred loan fees	119	41
Provision for loan losses	4,600	8,514
Stock-based compensation expense	99	68
Net amortization of investment securities	46	22
Gain on sales of securities	(419)	(418)
Increase in cash surrender value of bank owned life insurance	(187)	—
Change in:
Accrued interest receivable	(610)	(574)
Accrued interest payable	128	(47)
Other assets	8,116	(2,613)
Other liabilities	4,456	(502)
Net cash provided by operating activities	18,204	2,397

Cash flows from investing activities
Purchases of securities available for sale	(20,395)	(39,989)
Proceeds from sales of securities available for sale	9,279	19,428
Proceeds from maturities, prepayments and calls on securities available for sale	9,683	20,402
Net change in loans	(30,374)	(73,802)
Purchases of bank owned life insurance		(24,341)
Purchases of FHLB stock	—	(467)
Net purchases of premises and equipment	(218)	(22)
Net cash used by investing activities	(32,025)	(98,791)

Cash flows from financing activities
Net change in deposits	(2,707)	26,164
Net change in federal funds purchased and repurchase agreements	—	20,479
Payments on short-term debt	(1,250)	—
Payments on long-term debt	(3,323)	—
Proceeds from long-term subordinated debt	—	15,153
Preferred stock dividends	(375)	(421)
Warrant accretion expense	22	—
Net cash provided by (used by) financing activities	(7,633)	61,375

Net change in cash and cash equivalents	(21,454)	(35,019)

Cash and cash equivalents at beginning of period	37,874	40,798

Cash and cash equivalents at end of period	$16,420	$5,779

Supplemental cash flow information:
Cash paid during period for interest	$7,126	$9,663
Cash paid during period for income taxes	15	1,568

Loans foreclosed upon with repossessions	10,982	9,877

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc (“TCB”). As of March 31, 2010, the Bank, the Trust I, the Trust II and TCB. were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited consolidated financial statements as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 have been prepared in accordance with GAAP and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Basic
Net income (loss) available to common shareholders	$1,354	$(2,660)

Weighted average common shares outstanding	5,647,379	4,731,696

Basic earnings (loss) per common share	0.24	(0.56)

Diluted
Net income (loss) available to common shareholders	$1,354	$(2,660)

Weighted average common shares outstanding for basic earnings per common share	5,647,379	4,731,696
Add: Dilutive effects of assumed exercises of stock options (1)	53,375	—

Average shares and dilutive potential common shares	5,700,753	4,731,696

Diluted earnings (loss)per common share	$0.24	$(0.56)

(1)	All of the warrant and options were excluded from the calculation of diluted earnings per share in 2009 because they were anti-dilutive.

Note 3 — Stock Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 718, “Share-Based“ Payment” (“FASB ASC 718”), addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. FASB ASC 718 eliminates the ability to account for share-based compensation transactions, as the Corporation formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended March 31, 2010 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with FASB ASC 718. As stock-based compensation expense recognized in the accompanying statement of income for the period ended March 31, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2010, the Corporation did not grant any options to purchase shares of Corporation common stock or shares of restricted stock. There were 165,200 non-vested options and 6,047 shares of unvested restricted stock outstanding at March 31, 2010. The Corporation recognized stock-based expense of $99 for the three months ended March 31, 2010.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
(Dollars in thousands except for per share price)	Number	Price	(in years)	Value (1)
Stock-based options outstanding at December 31, 2009	865,820	$13.66		$(8,043)
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Stock-based options outstanding at March 31, 2010	865,820	$13.66	4.25	$(5,290)
Stock-based options outstanding and expected to vest at March 31, 2010	865,820	$13.66	4.25	$(5,290)
Options exercisable at March 31, 2010	700,620	$12.53	3.37	$(3,505)

(1)     The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $7.55 for the outstanding options to purchase 865,820 shares of Corporation common stock and exercisable options to purchase 700,620 shares of Corporation common stock at March 31, 2010.

(Dollars in thousands)	Number
Shares of restricted stock outstanding at December 31, 2009	8,063
Shares of restricted stock issued	—
Restrictions lapsed and shares released	(2,016)
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at March 31, 2010	6,047

Restricted stock-based awards outstanding and expected to vest at March 31, 2010	6,047

The estimated fair values of options granted are computed using the Black-Scholes valuation model, using the following weighted-average assumptions:

	March 31, 2010	December 31, 2009

Risk-free interest rate	—%	0.30%
Expected option life	—	10 years
Dividend yield	—%	0.00%
Volatility	—%	45.00%

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
(Dollars in thousands)	Value	Gains	Losses	Cost

March 31, 2010

U.S. Government agencies	$89,557	$96	$(1,144)	$90,605
Corporate debt securities	175	5	—	170
Other	6,774	—	—	6,774

	$96,506	$101	$(1,144)	$97,549

December 31, 2009

U.S. Government agencies	$82,843	$57	$(2,138)	$84,924
Corporate debt securities	188	6	—	182
Other	10,637	—	—	10,637

	$93,668	$63	$(2,138)	$95,743

Contractual maturities of debt securities at March 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one through five years	175
Due after five through ten years	24,328
Due after ten years	72,003

$96,506

Gross proceeds from the sale of securities in 2010 and 2009 were $9,279 and $19,428, respectively. Gross gains of $419 and $418 on sales of securities were recognized in 2010 and 2009, respectively. There were no gross losses on the sale of securities recognized in 2010 and 2009, respectively. Securities carried at $63,136 and $100,013 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Securities with unrealized losses at March 31, 2010 and December 31, 2009, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

March 31, 2010

U.S. Government agencies	$78,662	$1,045	$10,895	$99	$89,557	$1,144
Corporate bonds	—	—	—	—	—	—

Total	$78,662	$1,045	$10,895	$99	$89,557	$1,144

December 31, 2009

U.S. Government agencies	$54,552	$1,882	$14,737	$256	$69,289	$2,138
Corporate bonds	—	—	—	—	—	—

Total	$54,552	$1,882	$14,737	$256	$69,289	$2,138

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

Note 6 — Subsequent Events

Management has evaluated events occurring subsequent to the balance sheet date through May 6, 2010 (the financial statement issuance date), and has determined that no events require adjustment to or additional disclosure in the consolidated financial statements.

Note 7 — New Accounting Standards

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.”  ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 8 — Fair Value Measurements below for more information.

(“ASU 2010-11”), clarifies that the only forms of an embedded credit derivative that are exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Corporation as of January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

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

•     Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger-than-normal market-size risk positions

•     Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters — that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

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

Assets

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the three months ended March 31, 2010, All of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy.  At March 31, 2010, the Bank had no available-for-sale securities classified within Level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At March 31, 2010, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At March 31, 2010, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At March 31, 2010, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At March 31, 2010, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Bank-Owned Life Insurance — The Bank includes bank owned life insurance (“BOLI”) within other assets, carried at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At March 31, 2010, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation. It is held as inventory and carried at fair market value.  The sole purpose of the subsidiary is the resale of assets repossessed by the Bank. At March 31, 2010, the subsidiary had inventory measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations - The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At March 31, 2010, the Bank had recourse obligations measured at fair value on a recurring basis classified within level 3 of the valuation hierarchy.

The FASB updated ASC 820 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2.  Previous guidance only required transfer disclosures for Level 3 assets and liabilities.  The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the quarter ending March 31, 2010, there were no transfers between levels.  The new standard also requires an increased level of disaggregation with asset/liability classes.  The Bank has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

The following table presents the financial instruments carried at fair value as of March 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
U.S. Government agencies	$89,557	$—	$89,557	$—
Corporate debt securities	175	—	175	—
Other	6,774	—	6,774	—
Servicing assets	119	—	—	119
Interest-only strips	2,374	—	—	2,374
Bank-owned life insurance	25,860	—	—	25,860
Total assets at fair value	$124,859	$—	$96,506	$28,353

Recourse obligations	$275	$—	$—	$275
Total liabilities at fair value	$275	$—	$—	$275

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of March 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$44,464	$—	$—	$44,464
Inventory	8,711	—	—	8,711
Other Assets	31,762	—	—	31,762
Total assets at fair value	$84,937	$—	$—	$84,937

Changes in Level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first quarter of 2010 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Three months ended March 31, 2010	Assets	Liabilities
Fair value, January 1, 2010	$28,549	$317
Total realized and unrealized gains/losses included in income	(731)	23
Purchases, issuances and settlements, net	535	(65)
Transfers in and/or out of level 3	—	—
Fair value, March 31, 2010	$28,353	$275
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2010	$—	$—

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

The estimated fair values of financial instruments were as follows:

	Three Months Ended		Twelve Months Ended
	March 31,		December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,710	$6,710	$22,864	$22,864
Federal funds sold	9,710	9,710	15,010	15,010
Securities	96,506	96,506	93,668	93,668
Loans, net	1,166,061	1,250,002	1,151,388	1,250,425
Accrued interest receivable	10,321	10,321	9,711	9,711
Bank-owned life insurance	25,860	25,860	25,673	25,673
Restricted equity securities	2,169	2,169	2,169	2,169
Financial liabilities:
Deposits	1,239,835	1,258,746	1,242,542	1,263,535
Accrued interest payable	1,558	1,558	1,430	1,430
Accrued dividend payable	188	188	187	187
Short-term borrowings	8,750	8,750	14,000	14,000
Long-term subordinated debt and other borrowings	26,521	30,449	23,198	27,175

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to recently adopted accounting standards, fair value measurements, maturities of debt securities, business bank strategy, loan sale transactions, tax rates, management’s review of the loan portfolio, loan classifications, allowance for loan losses, loan commitments, liquidity, capital resources, interest rates, interest rate sensitivity gap analysis, economic value of equity model, net interest income, net interest margin, interest-bearing liabilities, non-interest income, stock-based compensation expense and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of commercial loans and commercial real estate loans, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our allowance for loan losses, informal or formal enforcement actions to which we may become subject, our heavy reliance on the services of key personnel, the prepayment of FDIC insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the potential disposition of collateral upon foreclosure with respect to our national market funding outside of the Nashville MSA, the execution of our business strategies, competition from financial institutions and other financial service providers, material fluctuations in non-interest income, negative developments in the financial services industry and U.S. and global credit markets, the effect of recent legislative and regulatory initiatives to address difficult market and economic conditions on the stabilization of the U.S. banking system, changes in interest rates, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to return capital to our shareholders as a result of our issuance of securities to Treasury, the right of holders of our Series A Preferred Stock, the senior rights of holders of our subordinated debentures, any future issuances of our common stock or other equity securities and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2, including tabular information)

The results of operations, before charges for preferred dividends, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 reflected a 178.02% increase in net income and a 142.86% increase in diluted earnings per share. The increase in earnings resulted partially from a lower provision for loan losses and an increase in net interest income.  For the three months ended March 31, 2010, net income was $1,354, an increase of $4,014 or 150.90% compared to net loss of $2,660 for the same period in 2009. Diluted earnings per share increased $0.80 per share or 142.82% to $0.24 per share for the three months ended March 31, 2010 compared to the same period in 2009. The three months ended March 31, 2010 reflected a continuation of our bank’s trend of balance sheet management, as assets decreased by $581 or 0.04% from $1,383,432 at December 31, 2009 to $1,382,851 at March 31, 2010. Net loans increased by 1.27% or $14,673 from December 31, 2009 to March 31, 2010, while total deposits decreased by 0.22% or $2,707 during that same period.

Corporation Overview

We are headquartered in Franklin, Tennessee and are the bank holding company for the Bank.  Organized in January 2000, the Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville Metropolitan Statistical Area (the “Nashville MSA”), as well as the funding needs of certain national and regional equipment vendors and financial services companies.  We call this strategy our business bank strategy. We primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville. We also operate three loan production offices - one in each of Birmingham, Alabama, Minneapolis, Minnesota and Atlanta, Georgia. Each of these offices is staffed with one senior lending officer.

We offer a full range of competitive retail and commercial banking services to local customers in the Nashville MSA.  Our deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. We issue VISA credit cards and are a merchant depository for cardholder drafts under VISA credit cards.  We also offer check cards and debit cards and offer our local customers free courier services, access to third-party automated teller machines, or ATMs, remote deposit and state-of-the-art electronic banking. We have trust powers but do not have a trust department.

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

The business bank strategy is highlighted by differences between the financial statements of our bank and more traditional financial institutions. The business bank model creates a high degree of leverage.  By avoiding the investment and maintenance costs of a typical branch network, we are able to maintain earning assets at a higher level than peer institutions.  Management targets a minimum earning asset ratio of 95%.   At March 31, 2010 we had an earning asset ratio of 92.00%.

The business bank model is also highly efficient.  We primarily target the non-retail (service, manufacturing and professional) sector of the commercial market, which is characterized by lower levels of transactions and processing costs.  The commercial customer mix and the strategic outsourcing of non-customer functions, such as data processing, information technology and internal audit, allow us to operate with a small, highly-trained staff.  Management targets a minimum asset per employee ratio of $10,000 compared to the average ratio of $3,812 assets per employee for Tennessee commercial banks at the end of the 12 months of 2009. At March 31, 2010, our assets per employee were $15,031.

In addition to our Nashville MSA focus, we have developed expertise in indirect lending that allows us to access a national market. Our indirect lending transactions are fixed-rate monthly installment loans originated through a third-party equipment vendor or financial services company. Our national market lending is divided into two programs based on loan size. In the first program, through an established network of vendors and financial services companies, we have opportunities to finance business asset secured loan transactions nationally for middle-market and investment grade companies. In the second program, a different network of vendors and financial services companies located in Tennessee, Alabama, Georgia, California , Minnesota and Michigan partner with us in financing smaller transactions (generally $150 or less per transaction). Both national market programs provide geographic and collateral diversity for our portfolio.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

Net Income - Net income for the three months ended March 31, 2010 was $1,354, an increase of $4,014 or 150.90% compared to a net loss of $2,660 for the three months ended March 31, 2009.  The increase is attributable to a $3,409 increase in net interest income from $9,840 for the three months ended March 31, 2009 to $13,249 for the same period in 2010, as well as a decrease in the provision for loan losses of $3,914 from $8,514 for the three months ended March 31, 2009 to $4,600 for the same period in 2010.  We experienced an increase of $1,576 in operating expense which was the result of our overall growth, including a $247 increase in loan collection expense at March 31, 2010 compared to the same date in 2009, as well as an additional $366 in salaries expense, primarily attributable to growth and the addition of employees.

	Three Months Ended
	March 31,
	2010	2009	% Change

Interest income	$20,503	$19,456	5.38%
Interest expense	7,254	9,616	(24.56)
Net interest income	13,249	9,840	34.64
Provision for loan losses	4,600	8,514	(45.97)
Net interest income after provision for loan losses	8,649	1,326	552.26
Non-interest income	687	27	2,444.44
Non-interest expense	6,509	4,933	31.95
Net income (loss) before taxes	2,827	(3,580)	178.97
Income tax expense (benefit)	1,098	(1,364)	180.50
Net income (loss)	1,729	(2,216)	178.02
Preferred dividends	(375)	(444)	(15.54)
Net income (loss) available to common shareholders	$1,354	$(2,660)	150.90%

Provision for Loan Losses - The provision for loan losses for the three months ended March 31, 2010 was $4,600, a decrease of $3,914, or 45.97%, below the provision of $8,514 for the same period in 2009.  This decrease was primarily a result of reduced charge-offs and in write-downs of other real estate owned to appraised values.  At March 31, 2010, the loan loss reserve of $20,110 was 1.70% of gross loans of $1,186,171.

Non-interest Income - Non-interest income increased by 2,444.00% or $660, from $27 in the quarter ended March 31, 2009 to $687 for the same period in 2010. The increase was primarily a result of documentary income on loans closed during the quarter. There was no net loss on loan sales for the three months ended March 31, 2010 while there was a net loss on loan sales of $206 for the three-month periods ended March 31, 2009.

We did not earn any mortgage origination fees during the three months ended March 31, 2010 compared to $14 earned during the same period in 2009, a decrease of $14 or 100%.  We recognized $419 on the sale of securities in the three months ended March 31, 2010 compared with $418 for the same period in 2009. The gain on sale of securities in 2010 was a result of favorable market variations.

We had no loss on loan sale transactions in the three months ended March 31, 2010, a 100.00% increase compared to $206 loss during the same period in 2009. This increase was primarily as a result of increased loan sales and gains, offsetting buy-backs on prior sales. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended March 31, 2010 was $6,509, an increase of $1,576 or 31.95%, over the $4,933 expensed in the same period in 2009.  Approximately 39.21% of the increase was a result of increases in loan collections expense.  Approximately 23.22% of the increase in non-interest expense was attributable to the increased number of full-time employees. At March 31, 2010, the Bank had 93 full-time employees compared with 85 full-time employees at March 31, 2009.

Net Interest Income - Net interest income for the three months ended March 31, 2010 was $13,249 compared to $9,840 for the same period in 2009, a gain of $3,409 or 34.64%.  The increase in net interest income was largely attributable to strong loan growth.  The average net loan balance increased by 10.06% or $105,872 from $1,052,076 for the three months ended March 31, 2009 to $1,157,948 for the same period in 2010. Loan growth was accompanied by an increase in average interest bearing deposits from $1,054,630 for the three months ended March 31, 2009 to $1,202,175 for the same period in 2010, an increase of $147,545 or 13.99%.

The following table outlines the components of net interest income for the three-month periods ended March 31, 2010 and 2009 and identifies the impact of changes in volume and rate:

	March 31, 2010 change from
	March 31, 2009 due to:
	Volume	Rate	Total

Interest income
Loans	$1,768	$(400)	$1,368
Securities (taxable) (1)	(178)	(140)	(318)
Federal funds sold	(4)	1	(3)
Total interest income	1,586	(539)	1,047

Interest expense
Deposits (other than demand)	1,149	(3,557)	(2,408)
Federal funds purchased	(32)	5	(27)
Subordinated debt	42	31	73
Total interest expense	1,159	(3,521)	(2,362)

Net interest income	$427	$2,982	$3,409

(1)     Unrealized (loss) gain of $(1,537) and $(94) is excluded from yield calculation for the three months ended March 31, 2010 and 2009, respectively.

Net Interest Margin — The net interest margin increased from 3.39% for the three months ended March 31, 2009 to 4.25% for the same period in 2010 because of a larger decrease in our cost for deposits, partially offset by a lower average yield from the loan portfolio.  Interest income increased by $1,047 or 5.38%, from $19,456 during the three months ended March 31, 2009 to $20,503 during the same period in 2010. The increase was primarily a result of increased rates on new and re-priced loans. Average earning assets increased from $1,176,360 in the three months ended March 31, 2009 to $1,261,872 in the same period in 2010, an increase of $85,512 or 7.27%.  The increase in earning assets was primarily a result of loan growth. Average loan balances increased by $105,872 or 10.06% for the quarter ended March 31, 2010, from the same quarter in 2009.  The average yield on earning assets decreased from 6.71% in the three months ended March 31, 2009 to 6.58% in the same period in 2010. The decrease in the cost of funds, as a percentage of average balances, from 3.45% for the three months ended March 31, 2009 to 2.32% for the same period in 2010 was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth.

Interest Expense — Interest expense decreased from $9,616 in the three months ended March 31, 2009 to $7,254 in the three months ended March 31, 2010. While average interest earning liabilities increased by $134,145 or 12.11%, the cost of funds decreased from 3.45% in the three months ended March 31, 2009 to 2.32% during the same three months in 2010, resulting in the $2,362, or 24.56%, decrease in interest expense.

Income Taxes - Our effective tax rate for the three months ended March 31, 2010 was 38.84% compared to 38.10% for the three months ended March 31, 2009. Management anticipates that tax rates in future periods will approximate the rates paid in 2009.

Efficiency Ratio - Our efficiency ratio, the ratio of non-interest expense to total revenues, for the three months ended March 31, 2010 and 2009 was 46.71% and 49.99%, respectively, a decrease of 328 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended
	March 31,
	2010	2009
Non-interest expense	$6,509	$4,933

Net interest income	13,249	9,840
Non-interest income	687	27
Net revenues	$13,936	$9,867

Efficiency ratio	46.71%	49.99%

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three-month periods ended March 31, 2010 and 2009. The table is presented on a tax equivalent basis, as applicable.

	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$100,283	$1,237	4.93%	$114,115	$1,555	5.52%
Loans (2) (3)	1,157,948	19,264	6.75%	1,052,076	17,896	6.90%
Federal funds sold	3,641	2	0.22%	10,169	5	0.20%
Total interest earning assets	1,261,872	20,503	6.58%	1,176,360	19,456	6.71%

Non-interest earning assets
Cash and due from banks	8,581			5,973
Net fixed assets and equipment	1,967			2,290
Accrued interest and other assets	99,106			56,874

Total assets	$1,371,526			$1,241,497

LIABILITIES AND SHAREHOLDERS EQUITY

Interest-bearing liabilities
Deposits (other than demand)	1,202,175	6,721	2.27%	1,054,630	9,129	3.51%
Federal funds purchased	3,961	8	0.82%	20,328	35	0.70%
Subordinated debt	36,165	525	5.89%	33,198	452	5.52%
Total interest-bearing liabilities	1,242,301	7,254	2.37%	1,108,156	9,616	3.52%

Non-interest bearing liabilities
Non-interest bearing demand deposits	23,052			21,748
Other liabilities	9,003			11,319
Shareholders’ equity	97,170			100,274

Total liabilities and shareholders’ equity	$1,371,526			$1,241,497

Net interest spread	4.21%			3.19%

Net interest margin	4.25%			3.39%

(1)                       Unrealized (loss) of $(1,537) and $(94) is excluded from yield calculation for the three months ended March 31, 2010 and 2009, respectively.

(2)                       Non-accrual loans are included in average loan balances and loan fees of $1,505 and $1,973 are included in interest income for the three months ended March 31, 2010 and 2009, respectively.

(3)                       Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Assets - Total assets at March 31, 2010 were $1,382,851, a decrease of $581, or 0.04%, from total assets of $1,383,432 at December 31, 2009. Lower cash and cash equivalents were the primary reason for the decrease, partially offset by an increase in net loans. The cash and cash equivalents balance decreased by $21,454 between December 31, 2009 and March 31, 2010, as funds were used to fund loans made in the first quarter of 2010 as well as to restructure deposits. At March 31, 2010, net loans equaled $1,166,061, up $14,673, or 1.27%, over the December 31, 2009 total net loans of $1,151,388.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks. Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at March 31, 2010 were $1,272,277 or 92.00% of total assets of $1,382,851.  Earning assets at December 31, 2009 were $1,260,066, or 91.08% of total assets of $1,383,432.

Loans - We had total net loans of $1,166,061 at March 31, 2010. The following table sets forth the composition of our loan portfolio at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Real estate
Construction	$135,416	$142,109
1 to 4 family residential	44,339	42,425
Other	268,119	259,220
Commercial, financial and agricultural	651,382	649,475
Consumer	3,581	3,476
Tax leases	83,334	74,596

Total loans	1,186,171	1,171,301
Less: allowance for loan losses	(20,110)	(19,913)

Net loans	$1,166,061	$1,151,388

The following table sets forth the percentage composition of our loan portfolio by type at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Real estate
Construction	11.42%	12.13%
1 to 4 family residential	3.74	3.62
Other	22.60	22.13
Commercial, financial and agricultural	54.91	55.45
Consumer	0.30	0.30
Tax leases	7.03	6.37

Total loans	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at March 31, 2010 and December 31, 2009:

	March 31,		December 31,
	2010		2009
	Amount	%	Amount	%

Direct funding	$369,772	56.77%	$351,933	54.19%
Indirect funding:
Large	124,745	19.15	130,573	20.10
Small	156,865	24.08	166,969	25.71
Total	$651,382	100.00%	$649,475	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Non-accrual loans:
Number	405	225
Amount	$34,792	$19,151

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	117	30
Amount	$6,232	$1,328

Loans defined as troubled debt restructurings :
Number	1	1
Amount	$104	$111

Gross income lost to non-accrual loans	$753	$2,708

Interest income included in net income on the accruaing loans	$148	$112

As of March 31, 2010, there were no loans which represented trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

The Bank had no tax-exempt loans during the quarter ended March 31, 2010 or the year ended December 31, 2009. The Bank had no loans outstanding to foreign borrowers at March 31, 2010 and December 31, 2009.

Allowance for Loan Losses - The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with GAAP, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.37% for the three months ended March 31, 2010 and 0.61% for the three months ended March 31, 2009. The ALL as a percentage of the outstanding loans at the end of the periods was 1.70% at March 31, 2010 and 1.40% at March 31, 2009.

An analysis of our ALL and net charge-offs is furnished in the following table for the three months ended March 31, 2010 and the same period ended March 31, 2009:

	March 31,	March 31,
	2010	2009
Allowance for loan losses at beginning of period	$19,913	$13,454
Charge-offs:
Real estate:
Construction	80	2,218
1 to 4 family residential	78	346
Other	—	202
Commercial, financial and agricultural	4,348	3,897
Consumer	—	7
Total Charge-offs	4,506	6,670

Recoveries:
Real estate:
Construction	42	—
1 to 4 family residential	—	—
Other	10	—
Commercial, financial and agricultural	51	126
Consumer	—	—
Total Recoveries	103	126

Net Charge-offs	4,403	6,544

Provision for loans charged to expense	4,600	8,514
Allowance for loan losses at end of period	$20,110	$15,424

Net charge-offs as a percentage of average total loans outstanding during the period	0.37%	0.61%

Ending allowance for loan losses as a percentage of total loans outstanding during the period	1.70%	1.40%

The allowance for loan losses is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities - The securities portfolio at March 31, 2010 was $96,506 compared to $93,668 at December 31, 2009.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 6.98% of total assets at March 31, 2010 and 6.77% of total assets at December 31, 2009.

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

Deposits and Funding — Total deposits at March 31, 2010 were $1,239,835, down $2,707 or 0.22% from total deposits of $1,242,542 at December 31, 2009 . Total average deposits during the three months ended March 31, 2010 were $1,225,227, an increase of $148,849, or 13.83% over the total average deposits of $1,076,378 during the three months ended March 31, 2009. Average non-interest bearing deposits increased by $1,304, or 6.00%, from $21,748 in the three months ended March 31, 2009, to $23,052 in the three months ended March 31, 2010.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0.26%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At March 31, 2010, the maximum available advance was $5,480 with no outstanding principal balance. At December 31, 2009, there was no outstanding principle balance. At March 31, 2010, the total capital stock balance was 2,169 shares with a value of $2,169.

The following table sets forth average deposit balances for the three months ended March 31, 2010 and 2009 and the average rates paid on those balances:

	Three Months Ended March 31,
	2010		2009
	Average Balance	Average Rate Paid (1)	Average Balance	Average Rate Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$23,051	—%	$21,747	—%
Interest-bearing demand deposits	8,473	0.21	6,890	0.15
Money market accounts	47,412	1.67	47,681	0.72
Savings accounts	242,181	2.19	9,621	2.55
IRA accounts	35,709	2.85	33,032	4.15
Purchased time deposits	506,191	2.39	525,810	3.96
Time deposits	362,210	2.22%	431,597	3.29%
Total deposits	$1,225,227		$1,076,378

(1)                 Rate is annualized

Short-Term Debt — In December 2009, TCB entered into a short-term revolving line of credit with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000 at an interest rate of prime plus 1.00% with a floor of 6.25%. The qualified investor’s obligation to make advances to TCB under this line of credit terminated on March 31, 2010. This line was paid off on March 30, 2010.

In May 2009, we entered into a short-term revolving line of credit with a qualified investor, pursuant to which the qualified investor agreed to loan us up to $10,000 at an interest rate of 5.00%.  The qualified investor’s obligation to make advances to us under this line of credit has been extended through February 4, 2011 in the principal balance of $8,750.  We agreed with the qualified investor that, until the note, together with interest, and all of our other indebtedness to the lender are paid in full, we will (i) make all financial information available, (ii) pay all taxes and claims prior to date of penalty, (iii) preserve our corporate status, (iv) give notice of adverse events, (v) maintain capital ratios and (vi) give notice of changes in management.

Both outstanding lines of credit are secured by all inventories at TCB and 100% of all outstanding stock of the Bank.

Subordinated Debt and Long Term Debt — In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, the Trust I issued and sold 8,000 of the Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus a margin thereafter.

In April 2008, we formed a financing subsidiary, Tennessee Commerce Statutory Trust II, a Delaware statutory trust, or the Trust II. In June 2008, the Trust II issued and sold 14,500 of the Trust II’s floating rate capital securities, with a liquidation amount of $1 per capital security, in a private placement. At the same time, we issued to Trust II $14,950 of floating rate junior subordinated deferrable interest debentures due 2038. The debentures pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in   The Wall Street Journal   on the first business day of each distribution period plus 50 basis points (but in no event greater than 8.00% or less than 5.75%).

In accordance with GAAP, neither the Trust I nor the Trust II is consolidated. We report as liabilities the subordinated debentures issued by us and held by the Trust I and Trust II.

On March 29, 2010, TCB entered into a short-term revolving line with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000 at an interest rate of prime plus 1.00% with a floor of 6.25%.  The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $3,323 under this line of credit at March 31, 2010.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At March 31, 2010, we had unfunded loan commitments outstanding of $266,049 and standby letters of credit and financial guarantees of $10,028. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we have available federal fund lines totaling $38,800 at March 31, 2010.

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

Although the Bank has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate.  The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity.  Management believes the Bank’s liquidity ratios meet or exceed general FDIC guidelines.  Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner over the next three months.

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

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders’ equity less goodwill and Tier II capital which is primarily a portion of the ALL and certain preferred stock and qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0.00% to 100.00%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by bank regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4.00% Tier I and 8.00% total risk-based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

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

At March 31, 2010 and December 31, 2009, the Bank’s and the Corporation’s risk-based capital ratios and the minimums for capital adequacy to be considered adequately capitalized and well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	March 31,	December 31,	for capital	well-
	2010	2009	adequacy	capitalized
	%	%	%	%
Tier 1 leverage ratio
Tennessee Commerce Bank	8.78	8.74	4.00	5.00
Tennessee Commerce Bancorp, Inc.	8.86	8.93	4.00	N/A

Tier 1 core capital to risk-weighted assets
Tennessee Commerce Bank	9.46	9.37	4.00	6.00
Tennessee Commerce Bancorp, Inc.	9.56	9.54	4.00	N/A

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.72	10.63	8.00	10.00
Tennessee Commerce Bancorp, Inc.	10.82	10.83	8.00	N/A

Based solely on our analysis of federal banking regulatory categories, on March 31, 2010 and December 31, 2009, the Bank met the “well capitalized” categories under the regulations.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2010. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$—	$9,710	$—	$—	$—	$9,710

Securities
U.S. government agencies	—	34	108	629	95,566	96,337
Mortgage-backed securities	—	—	—	—	169	169
Total securities	—	34	108	629	95,735	96,506

Total loans	—	205,325	326,858	622,271	31,717	1,186,171

Total interest-earning assets	—	215,069	326,966	622,900	127,452	1,292,387

Other assets	—	—	—	—	90,464	90,464

Total assets	—	215,069	326,966	622,900	217,916	1,382,851

Interest-bearing liabilities
Deposits
Interest checking	$—	$388	$986	$2,531	$882	$4,787
Money market and savings	—	32,204	73,266	150,630	46,537	302,637
Time deposits	—	215,931	277,919	416,368	(915)	909,303
Total deposits	—	248,523	352,171	569,529	46,504	1,216,727

Federal funds purchased
Short-term debt	—	—	8,750	—	—	8,750
Subordinated debt	—	—	—	3,323	23,198	26,521

Total interest-bearing liabilities	—	248,523	360,921	572,852	69,702	1,251,998

Other liabilities	—	—	—	—	32,446	32,446

Shareholders equity	—	—	—	—	98,407	98,407

Total liabilities and shareholders equity	$—	$248,523	$360,921	$572,852	$200,555	$1,382,851

Rate sensitive gap by period	$—	$(33,454)	$(33,955)	$50,048	$57,750
Cumulative gap		$(33,454)	$(67,409)	$(17,361)	$40,389

Cumulative gap as a percentage of total assets		(2.42)%	(4.87)%	(1.26)%	2.92%
Rate sensitive assets / rate sensitive liabilities (cumulative)	$—	$0.87	$0.89	$0.99	$1.03

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At March 31, 2010, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At March 31, 2010, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There were no material changes to our risk factors included in Part I, Item 1A of our Annual Report on  Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 9, 2010.

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

(1)       Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009, and incorporated herein by reference.

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

May 7, 2010	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
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

(1)       Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009, and incorporated herein by reference.

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