Form 10-K/A
period 2009-12-31
Tennessee Commerce Bancorp, Inc.
filed 2010-05-27
CIK 1323033

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

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to the registrant’s Definitive Proxy Statement for its 2010 annual meeting of shareholders that was held on May 20, 2010, which was filed with the Commission on April 16, 2010. Certain Part II information required by Form 10-K is incorporated by reference to the registrant’s Annual Report to Shareholders, but the Annual Report to Shareholders shall not be deemed filed with the Commission.

EXPLANATORY NOTE

This amendment (“Amendment”) to the annual report of Tennessee Commerce Bancorp, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 9, 2010 (the “Original Filing”), is being filed for the purposes of (i) updating the description of “Documents Incorporated by Reference” on the cover page of the Original Filing; (ii) correcting the amount of the book value per share at December 31, 2009, as set forth under the “Per Share Data” heading in the table contained in Part II, Item 6 (Selected Financial Data); and (iii) correcting the disclosure with respect to William W. McInnes’s beneficial ownership of Company common stock incorporated by reference in Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) from the Company’s proxy statement relating to the 2010 annual meeting of shareholders.  These corrections do not affect any other information, including financial information, in the Original Filing.  The remainder of Parts II and III, as well as Parts I and IV, have not changed and can be found in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing, nor does it modify or update the disclosures and information contained in the Original Filing in any way other than described in this Explanatory Note.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 should be read in conjunction with the financial statements included in Item 8 of the Original Filing:

	2009	2008	2007	2006	2005
	(Dollars in thousands except share data)
Operating Data:
Total interest income	$81,108	$75,978	$62,206	$41,245	$23,633
Total interest expense	36,192	41,027	34,934	21,868	10,006
Net interest income	44,916	34,951	27,272	19,377	13,627
Provision for loan losses	(31,039)	(9,111)	(6,350)	(4,350)	(3,700)
Net interest income after provision for loan losses	13,877	25,840	20,922	15,027	9,927
Non-interest income:
Investment securities gains	1,118	447	26	—	4
(Loss) gain on sale of loans	(1,928)	3,750	2,687	2,025	1,106
Other (loss) income	(747)	97	167	(262)	201
Non-interest expense	(21,305)	(17,608)	(13,263)	(9,056)	(6,246)
(Loss) income before income taxes	(8,985)	12,526	10,539	7,734	4,992
Income tax benefit (expense)	3,407	(4,772)	(3,643)	(2,985)	(1,925)

Net (loss) income	(5,578)	7,754	6,896	4,749	3,067
CPP preferred dividends	(1,546)	—	—	—	—

Net (loss) income available to common shareholders	$(7,124)	$7,754	$6,896	$4,749	$3,067

Per Share Data :
Net income, basic	$(1.50)	$1.64	$1.49	$1.24	$0.95
Net income, diluted	$(1.50)	$1.60	$1.41	$1.14	$0.87
Book value	$17.05	$21.50	$13.36	$11.51	$8.16

Financial Condition Data:
Assets	$1,383,432	$1,218,084	$900,153	$623,518	$404,040
Loans, net	1,151,388	1,023,271	784,001	538,550	344,187
Investments	93,668	101,290	73,753	56,943	31,992
Cash and due from financial institutions	22,864	5,260	5,236	177	6,877
Federal funds sold	15,010	35,538	9,573	13,820	12,535
Premises and equipment, net	1,967	2,330	1,413	1,633	769
Deposits	1,242,542	1,069,143	815,053	560,567	367,705
Federal funds purchased	—	—	2,000	—	—
Long-term debt	23,198	23,198	8,248	8,248	8,248
Other liabilities	21,400	15,100	11,592	3,479	1,657
Shareholders’ equity	96,292	101,747	63,121	51,224	26,430

Selected Ratios:
Overhead ratio (1)	1.63%	1.52%	1.76%	1.80%	1.98%
Efficiency ratio (2)	49.14%	44.87%	43.99%	42.84%	41.81%
Net yield on earning assets	6.62%	7.45%	8.50%	8.46%	7.70%
Cost of funds	3.00%	4.16%	5.18%	4.94%	3.66%
Net Interest margin	3.66%	3.43%	3.72%	3.98%	4.44%
Operating expenses to average earning assets	1.74%	1.73%	1.81%	1.86%	2.03%
Return on average assets	(0.54)%	0.73%	0.91%	0.95%	0.97%
Return on average common equity	(10.86)%	11.34%	12.13%	12.68%	12.29%
Average common equity to average assets	5.02%	6.48%	7.53%	7.46%	7.90%
Ratio of nonperforming assets to average assets	1.63%	3.42%	1.14%	0.94%	1.40%
Ratio of allowance for loan losses to average assets	1.52%	1.27%	1.37%	1.39%	1.39%
Ratio of allowance for loan losses to nonperforming assets (3)	93.52%	37.21%	119.94%	146.91%	99.43%

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

In addition, with respect to the 79,832 shares of our common stock reported as beneficially owned by William W. McInnes in the table presented under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our 2010 annual meeting of shareholders, 46,332 of such shares were pledged as collateral for a loan as of January 1, 2010.

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

(2)

Includes various stock option agreements entered into with employees of the Bank between January 14, 2000 and November 1, 2005. For additional information regarding the terms of these stock options, see note 13 to the Corporation’s Consolidated Financial Statements included in Item 8 of the Original Filing.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)          Exhibits:

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
Date: May 27, 2010

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