Form 10-Q
period 2010-06-30
Tennessee Commerce Bancorp, Inc.
filed 2010-08-12
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 9, 2010 there were 5,648,383 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009 (1)
ASSETS
Cash and due from banks	$9,277	$22,864
Federal funds sold	11,610	15,010
Cash and cash equivalents	20,887	37,874

Securities available for sale	92,887	93,668

Loans	1,197,059	1,171,301
Allowance for loan losses	(20,346)	(19,913)
Net loans	1,176,713	1,151,388

Premises and equipment, net	2,482	1,967
Accrued interest receivable	8,545	9,711
Restricted equity securities	2,169	2,169
Income tax receivable	-	68
Bank-owned life insurance	27,571	25,673
Other real estate owned	795	814
Reposessions	36,336	36,951
Other assets	21,143	23,149
Total assets	$1,389,528	$1,383,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$24,553	$30,111
Interest-bearing	1,218,903	1,212,431
Total deposits	1,243,456	1,242,542

Accrued interest payable	1,390	1,430
Accrued dividend payable	187	187
Short-term borrowings	8,750	14,000
Other liabilities	8,863	5,783
Long-term subordinated debt and other borrowings	26,100	23,198
Total liabilities	1,288,746	1,287,140
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at June 30, 2010 and December 31, 2009	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at June 30, 2010 and at December 31, 2009; 5,648,384 and 5,646,368 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,824	2,823
Common stock warrant	453	453
Additional paid-in capital	63,507	63,247
Retained earnings	18,921	16,056
Accumulated other comprehensive (loss) income	77	(1,287)
Total shareholders’ equity	100,782	96,292

Total liabilities and shareholders’ equity	$1,389,528	$1,383,432

(1) The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2010	2009	2010	2009
Interest income
Loans, including fees	$39,104	$36,570	$19,840	$18,674
Securities	2,003	2,788	766	1,233
Federal funds sold	13	5	11	—
Total interest income	41,120	39,363	20,617	19,907

Interest expense
Deposits	13,495	18,083	6,774	8,954
Other	1,033	989	500	502
Total interest expense	14,528	19,072	7,274	9,456

Net interest income	26,592	20,291	13,343	10,451

Provision for loan losses	9,050	21,639	4,450	13,125

Net interest income (loss) after provision for loan losses	17,542	(1,348)	8,893	(2,674)

Non-interest income
Service charges on deposit accounts	60	91	33	48
Securities gains (losses)	696	338	277	(80)
Gain (loss) on sale of loans	530	(989)	741	(629)
Loss on repossession	(2,008)	(1,368)	(1,133)	(1,157)
Other	2,303	394	976	257
Total non-interest income (loss)	1,581	(1,534)	894	(1,561)

Non-interest expense
Salaries and employee benefits	5,376	5,340	2,661	2,991
Occupancy and equipment	923	792	446	382
Data processing fees	1,007	699	473	395
FDIC expense	1,061	1,151	515	674
Professional fees	1,074	988	523	598
Other	3,779	2,348	2,093	1,345
Total non-interest expense	13,220	11,318	6,711	6,385

Income (loss) before income taxes	5,903	(14,200)	3,076	(10,620)

Income tax expense (benefit)	2,288	(5,435)	1,190	(4,071)
Net income (loss)	3,615	(8,765)	1,886	(6,549)
Preferred dividends	(750)	(796)	(375)	(352)

Net income (loss) available to common shareholders	$2,865	$(9,561)	$1,511	$(6,901)

Earnings (loss) per share (EPS):
Basic EPS	$0.51	$(2.02)	$0.27	$(1.46)
Diluted EPS	0.50	(2.02)	0.26	(1.46)

Weighted average shares outstanding:
Basic	5,647,884	4,732,387	5,648,384	4,733,070
Diluted	5,718,903	4,732,387	5,737,048	4,733,070

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders
(Dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net loss	—	—	—	—	(8,765)	—	(8,765)
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period, net of income tax	—	—	—	—	—	(1,658)	(1,658)
Common stock warrant accretion	—	—	—	38	—	—	38
Preferred stock dividend					(796)		(796)
Stock based compensation expense	—	—	—	148	—	—	148
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	11	—	—	12

Balance at June 30, 2009	$15,000	$2,367	$453	$60,143	$13,619	$(856)	$90,726

Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292
Comprehensive income
Net income	—	—	—	—	3,615	—	3,615
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of income tax	—	—	—	—	—	1,364	1,364
Common stock warrant accretion	—	—	—	46	—	—	46
Preferred stock dividend					(750)		(750)
Stock based compensation expense	—	—	—	208	—	—	208
Issuance of 2016 shares of restricted stock and related tax benefit	—	1	—	6	—	—	7

Balance at June 30, 2010	$15,000	$2,824	$453	$63,507	$18,921	$77	$100,782

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	June 30,	June 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income (loss)	$3,615	$(8,765)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation	269	247
Deferred loan fees	193	62
Provision for loan losses	9,050	21,639
Stock-based compensation expense	208	148
Net amortization of investment securities	52	91
Gain on sales of securities	(696)	(338)
Increase in cash surrender value of bank owned life insurance	(1,898)	—
Change in:
Accrued interest receivable	1,166	(145)
Accrued interest payable	(40)	(357)
Other assets	2,981	(10,909)
Other liabilities	1,972	129
Net cash used by operating activities	16,872	1,802

Cash flows from investing activities
Purchases of securities available for sale	(86,659)	(75,893)
Proceeds from sales of securities available for sale	66,586	19,428
Proceeds from maturities, prepayments and calls on securities available for sale	23,697	48,228
Net change in loans	(34,568)	(126,611)
Purchase of bank owned life insurance	—	(25,273)
Purchases of FHLB stock	—	(484)
Net purchases of premises and equipment	(784)	(69)
Net cash used by investing activities	(31,728)	(160,674)

Cash flows from financing activities
Net change in deposits	914	134,538
Net change in federal funds purchased and repurchase agreements	—	—
Payments on short-term debt	(1,250)	—
Payments on long-term debt	(1,098)	—
Proceeds from long-term subordinated debt	—	—
Preferred stock dividends	(750)	(609)
Warrant accretion expense	46	38
Issuance of common stock	7	12
Net cash (used by) provided by financing activities	(2,131)	133,979

Net change in cash and cash equivalents	(16,987)	(24,893)

Cash and cash equivalents at beginning of period	37,874	40,798

Cash and cash equivalents at end of period	$20,887	$15,905

Supplemental cash flow information:
Cash paid during period for interest	$14,568	$19,429
Cash paid during period for income taxes	15	57

Loans foreclosed upon with repossessions	18,723	10,430

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc. (“TCB”). As of June 30, 2010, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities.” Material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements as of June 30, 2010 and for the six- and three-month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by GAAP for complete financial statements. Operating results for the six- and three-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2010	2009	2010	2009
Basic
Net income (loss) available to common shareholders	$2,865	$(9,561)	$1,511	$(6,901)

Weighted average common shares outstanding	5,647,884	4,732,387	5,648,384	4,835,602

Basic earnings (loss) per common share	0.51	(2.02)	0.27	(1.46)

Diluted
Net income (loss) available to common shareholders	$2,865	$(9,561)	$1,511	$(6,901)

Weighted average common shares outstanding for basic earnings per common share	5,647,884	4,732,387	5,648,384	4,835,602

Add: Dilutive effects of assumed exercises of stock options (1)	71,019	—	88,664	—

Average shares and dilutive potential common shares	5,718,903	4,732,387	5,737,048	4,835,602

Diluted earnings (loss) per common share	$0.50	$(2.02)	$0.26	$(1.46)

(1) All of the warrant and options were excluded from the calculation of diluted earnings per share in 2009 because they were anti-dilutive.

Note 3 — Stock-Based Compensation

FASB Accounting Standards Codification (ASC) Topic 718, “Share-Based” Payment” (“FASB ASC 718”), addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. FASB ASC 718 eliminates the ability to account for share-based compensation transactions, as the Corporation formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended June 30, 2010 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with FASB ASC 718. As stock-based compensation expense recognized in the accompanying statement of income for the period ended June 30, 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the six months ended June 30, 2010, the Corporation granted options to purchase 12,888 shares of Corporation common stock and granted 160,760 restricted shares of Corporation common stock and there were non-vested options to purchase 128,088 shares of the Corporation common stock outstanding at June 30, 2010. The Corporation recognized stock-based expense of approximately $208 for the six months ended June 30, 2010.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
(Dollars in thousands except for per share price)	Number	Price	(in years)	Value (1)
Stock-based options outstanding at December 31, 2009	865,820	$13.66		$(8,043)
Options granted	12,888	7.76
Options exercised	—	—
Options forfeited or expired	—	—
Stock-based options outstanding at June 30, 2010	878,708	$13.57	4.09	$(6,256)
Stock-based options outstanding and expected to vest at June 30, 2010	878,708	$13.57	4.09	$(6,256)
Options exercisable at June 30, 2010	710,620	$12.44	3.20	$(4,257)

(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $6.45 for the outstanding options to purchase 878,708 shares of Corporation common stock and exercisable options to purchase 750,620 shares of Corporation common stock at June 30, 2010.

Number
Shares of restricted stock outstanding at December 31, 2009	8,063
Shares of restricted stock issued	160,760
Restrictions lapsed and shares released	(2,016)
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at June 30, 2010	166,807

Restricted stock-based awards outstanding and expected to vest at June 30, 2010	166,807

The estimated fair values of options are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2010	2009

Risk-free interest rate	2.13%	0.30%
Expected option life	10 years	10 years
Dividend yield	—%	—%
Volatility	63.00%	45.00%

The Corporation granted options to purchase 12,888 shares of Corporation common stock and 160,760 shares of restricted stock in the first six months of 2010. The options granted in 2010 had an estimated weighted average fair value of $5.54. The options granted in 2009 had an estimated fair value of $2.57.

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
(Dollars in thousands)	Value	Gains	Losses	Cost

June 30, 2010

U.S. Government agencies	$31,325	$126	$(17)	$31,216
U. S. Treasuries	55,598	—	(1)	55,599
Corporate debt securities	165	9	—	156
Other	5,799	—	—	5,799

	$92,887	$135	$(18)	$92,770

December 31, 2009

U.S. Government agencies	$82,843	$57	$(2,138)	$84,924
Corporate debt securities	188	6	—	182
Other	10,637	—	—	10,637

	$93,668	$63	$(2,138)	$95,743

Contractual maturities of debt securities at June 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$—
Due after one through five years	64,606
Due after five through ten years	165
Due after ten years	28,116

$92,887

Gross proceeds from the sale of securities for the six months ended June 30, 2010 and 2009 were $66,586 and $19,428, respectively. Gross gains of $786 and $418 on sales of securities were recognized for the six months ended June 30, 2010 and 2009, respectively. There were gross losses of $90 on the sale of securities recognized for the six months ended June 30, 2010 and a write-down loss of $80 for the six months ended June 30, 2009. Securities carried at $37,145 and $100,013 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Securities with unrealized losses at June 30, 2010 and December 31, 2009, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

June 30, 2010

U.S. Government agencies	$1,077	$17	$—	$—	$1,077	$17
U.S. Treasuries	55,598	1	—	—	55,598	1
Corporate bonds	—	—	—	—	—	—

Total	$56,675	$18	$—	$—	$56,675	$18

December 31, 2009

U.S. Government agencies	$54,552	$1,882	$14,737	$256	$69,289	$2,138
Corporate bonds	—	—	—	—	—	—

Total	$54,552	$1,882	$14,737	$256	$69,289	$2,138

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

Note 6 — Subsequent Events

On August 11, 2010, the Corporation closed an underwritten public offering of shares of the Corporation’s common stock at a purchase price of $4.00 per share.  The Corporation sold 6,546,500 shares of its common stock, which included 796,500 shares of common stock issued upon partial exercise of the underwriters’ 862,500-share over-allotment option.  The net proceeds to the Corporation, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Corporation, were $24.2 million.

Management has evaluated events occurring subsequent to the balance sheet date through August 13, 2010 (the financial statement issuance date), and has determined that no events require adjustment to or additional disclosure in the consolidated financial statements.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 8 — Fair Value Measurement below for more information.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), clarifies that the only forms of an embedded credit derivative that are exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.

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

Assets

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the six months ended June 30, 2010, all of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy.  At June 30, 2010, the Bank had no available-for-sale securities classified within Level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At June 30, 2010, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At June 30, 2010, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At June 30, 2010, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At June 30, 2010, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Bank-Owned Life Insurance— The Bank includes bank owned life insurance (“BOLI”) within other assets, carried at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At June 30, 2010, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation. It is held as inventory and carried at fair market value.  The sole purpose of the subsidiary is the resale of assets repossessed by the Bank. At June 30, 2010, the subsidiary had inventory measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations - The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At June 30, 2010, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

The FASB updated ASC 820 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2.  Previous guidance only required transfer disclosures for Level 3 assets and liabilities.  The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2010, there were no transfers between levels.  The new standard also requires an increased level of disaggregation with asset/liability classes.  The Bank has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

The following table presents the financial instruments carried at fair value as of June 30, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
U.S. Government agencies	$31,325	$—	$31,325	$—
U.S. Treasuries	55,598	—	55,598	—
Corporate debt securities	165	—	165	—
Other	5,799	—	5,799	—
Servicing assets	123	—	—	123
Interest-only strips	1,962	—	—	1,962
Bank-owned life insurance	27,571	—	—	27,571
Total assets at fair value	$122,543	$—	$92,887	$29,656

Recourse obligations	$239	$—	$—	$239
Total liabilities at fair value	$239	$—	$—	$239

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of June 30, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$42,866	$—	$—	$42,866
Inventory	8,308	—	—	8,308
Other Assets	28,823	—	—	28,823
Total assets at fair value	$79,997	$—	$—	$79,997

Changes in Level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first six months of 2010 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

(Dollars in thousands)	Assets	Liabilities
Fair value, January 1, 2010	$28,549	$317
Total realized and unrealized (losses) gains included in income	(1,243)	24
Purchases, issuances and settlements, net	2,350	(102)
Transfers in and/or out of level 3	—	—
Fair value, June 30, 2010	$29,656	$239
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2010	$—	$—

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The estimated fair values of financial instruments were as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,277	$9,277	$22,864	$22,864
Federal funds sold	11,610	11,610	15,010	15,010
Securities	92,887	92,887	93,668	93,668
Loans, net	1,176,713	1,256,297	1,151,388	1,250,425
Accrued interest receivable	8,545	8,545	9,711	9,711
Bank-owned life insurance	27,571	27,571	25,673	25,673
Restricted equity securities	2,169	2,169	2,169	2,169
Financial liabilities:
Deposits	1,243,456	1,269,203	1,242,542	1,263,535
Accrued interest payable	1,390	1,390	1,430	1,430
Accrued dividend payable	187	187	187	187
Short-term borrowings	8,750	8,750	14,000	14,000
Long-term subordinated debt and other borrowings	26,100	28,224	23,198	27,175

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to recently adopted accounting standards, fair value measurements, operating results, maturities of debt securities, business bank strategy, loan sale transactions, tax rates, management’s review of the loan portfolio, loan classifications, allowance for loan losses, loan commitments, liquidity, capital resources, interest rates, interest rate sensitivity gap analysis, economic value of equity model, net interest income, net interest margin, interest-bearing liabilities, non-interest income, stock-based compensation expense and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of commercial loans and commercial real estate loans, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our allowance for loan losses, informal or formal enforcement actions to which we may become subject, our heavy reliance on the services of key personnel, the prepayment of FDIC insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the potential disposition of collateral upon foreclosure with respect to our national market funding outside of the Nashville MSA, the execution of our business strategies, competition from financial institutions and other financial service providers, material fluctuations in non-interest income, negative developments in the financial services industry and U.S. and global credit markets, the effect of recent legislative and regulatory initiatives to address difficult market and economic conditions on the stabilization of the U.S. banking system, changes in interest rates, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to return capital to our shareholders as a result of our issuance of securities to Treasury, the right of holders of our Series A Preferred Stock, the senior rights of holders of our subordinated debentures, any future issuances of our common stock or other equity securities and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations, before charges for preferred dividends, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflected a 141.24% increase in net income and a 134.13% increase in diluted earnings per share. The increase in earnings resulted partially from a reduction in the provision for loan losses to maintain a 1.70% loan loss reserve as a percentage of gross loans. For the six months ended June 30, 2010, net income was $2,865, an increase of $12,426 or 129.97% compared to net loss of $9,561 for the same period in 2009. Diluted earnings per share increased $2.52 per share or 124.80% for the six months ended June 30, 2010 compared to the same period in 2009. The six months ended June 30, 2010 reflected a continuation of our trend of balance sheet management, as assets increased by $6,096 or 0.44% from $1,383,432 at December 31, 2009 to $1,389,528 at June 30, 2010. Net loans increased by 2.20% or $25,325 from December 31, 2009 to June 30, 2010, while total deposits increased by 0.07% or $914 during that same period.

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

We offer a full range of competitive retail and commercial banking services to local customers in the Nashville MSA.  Our deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts.  Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. We issue VISA credit cards and are a merchant depository for cardholder drafts under VISA credit cards.  We also offer check cards and debit cards and offer our local customers free courier services, access to third-party automated teller machines, or ATMs, remote deposit and state-of-the-art electronic banking. We have trust powers but do not have a trust department or exercise these powers.

Our Business Strategy

We are primarily a commercial lender focused on secured loans in the middle-market business segment. Our client base consists largely of local owner-managed businesses, entrepreneurs and professionals. We have been lending to this commercial segment for over a decade, and our business is built around long-term client relationships. We focus on understanding our clients’ businesses and cash flows, and establishing well-secured loans. We also have expertise in asset-based lending, equipment finance and tax-advantaged lending. While we may not be the lowest cost provider in our markets, we have successfully attracted and retained customers as a result of our service-oriented business model, tailored products and long-term relationships. In addition, our lenders have extensive experience, with an average tenure of 28 years in the financial services lending business.

The following is a breakdown of our loan portfolio by loan type at June 30, 2010:

Loan Type	% of Total
Commercial and industrial	54.5%
Real estate: Commercial(1)	22.4
Real estate: Construction	11.0
Tax leases	8.2
Real estate: 1-4 family	3.6
Consumer	0.3
Total	100.0%

(1)  Commercial real estate loans primarily represent commercial and industrial loans collateralized by commercial real estate.

Our commercial loans are generally well-secured by a variety of collateral, including commercial real estate, inventory, accounts receivable, transportation assets and personal guarantees. Management believes that we maintain conservative underwriting standards, as well as conservative loan-to-value ratios.

Our specialty lending business represents an attractive growth opportunity in the large-ticket, specialized equipment segment. Collateral for large-ticket loans includes, among other things, information technology, rail, item processing, oil and gas, construction, transportation and medical assets. Fewer competitors are lending to this segment because of capital constraints, coupled with the disruption in the asset-backed securitization market, both of which create lending opportunities for us at higher spreads. Management believes that the depth of our asset-based lending expertise and established infrastructure creates a significant competitive strength.

In the long term, management believes we also have attractive opportunities in the small-ticket specialized equipment segment, including more lending opportunities through U.S. Small Business Administration loan programs. Collateral for small-ticket loans includes, among other things, trailers, construction, service vehicles, machine tool, plastic injection, telecommunication and manufacturing assets. Management expects reduced competition in this segment, resulting in higher returns. Certain underwriting and collateral depreciation assumptions have become more stringent under these programs, however, which could hamper demand.

We also see opportunities to develop further or invest in fee-generating businesses that complement our existing commercial loan business, including commercial lines insurance and wealth management.

Finally, we continue to evaluate asset and deposit acquisition opportunities throughout our current market area as well as in contiguous states.

Our deposit strategy has focused on cross-selling to our existing borrowing customers, expanding our distribution channels to attract non-borrowing deposit clients, and investing in electronic banking capabilities, including internet and mobile banking. As a result of these initiatives, core deposits increased $181.4 million, or 27.23%, between June 30, 2009 and June 30, 2010, including a $84.5 million increase experienced during the first six months of 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

Net Income - Net income for the three months ended June 30, 2010 was $1,511, an increase of $8,412 or 121.90% compared to a net loss of $6,901 for the three months ended June 30, 2009.  The increase is partially attributable to a 157.27% increase in non-interest income from a loss of $1,561 for the three months ended June 30, 2009 to $894 for the same period in 2010, as well as a decrease in the provision for loan losses of 66.10% from $13,125 for the three months ended June 30, 2009 to $4,450 for the same period in 2010.  We experienced an increase of $326 in operating expense which was the result of our overall growth, including a $129 increase in loan collections expense at June 30, 2010 compared to the same date in 2009. Further, during the quarter ended June 30, 2010, we made a dividend payment to the U.S. Department of Treasury in an amount equal to $375 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009	% Change

Interest income	$20,617	$19,907	3.57%
Interest expense	7,274	9,456	(23.08)
Net interest income	13,343	10,451	27.67
Provision for loan losses	4,450	13,125	(66.10)
Net interest income (loss) after provision for loan losses	8,893	(2,674)	432.57
Non-interest income (loss)	894	(1,561)	157.27
Non-interest expense	6,711	6,385	5.11
Net income (loss) before taxes	3,076	(10,620)	128.96
Income tax expense (benefit)	1,190	(4,071)	129.23
Net income (loss)	1,886	(6,549)	128.80
Preferred dividends	(375)	(352)	6.53
Net income (loss) available to common shareholders	$1,511	$(6,901)	121.90%

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2010 was $4,450, a decrease of $8,675, or 66.10%, below the provision of $13,125 for the same period in 2009.  This decrease was primarily a result of reduced charge-offs.  At June 30, 2010, the loan loss reserve of $20,346 was 1.70% of gross loans of $1,197,059, compared to a ratio of loan loss reserve to gross loans of 1.65% at June 30, 2009.

Non-interest Income - Non-interest income increased by 157.27% or $2,455, from a loss of $1,561 in the quarter ended June 30, 2009 to $894 for the same period in 2010. The increase was primarily a result of gains on loan sales during the quarter. There was a net gain on loan sales of $741 for the three months ended June 30, 2010, while there was a net loss on loan sales of $629 for the three-month periods ended June 30, 2009.

We did not earn any mortgage origination fees during the three months ended June 30, 2010 compared to $6 earned during the same period in 2009, a decrease of $6 or 100%.  We recognized $277 on the sale of securities in the three months ended June 30, 2010 compared with a loss of $629 for the same period in 2009. The gain on sale of securities in 2010 was a result of favorable market variations.

We had $741 gain on loan sale transactions in the three months ended June 30, 2010, a 217.81% increase compared to a loss of $629 loss during the same period in 2009. This increase was primarily as a result of increased loan sales and gains, offsetting buy-backs on prior sales. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended June 30, 2010 was $6,711, an increase of $326 or 5.11%, over the $6,385 expensed in the same period in 2009.  Approximately 39.57% of the increase was a result of increases in loan collections expense.  Approximately 50.00% of the increase in non-interest expense was attributable to loan servicing expense.

Net Interest Income - Net interest income for the three months ended June 30, 2010 was $13,343 compared to $10,451 for the same period in 2009, an increase of $2,892 or 27.67%.  The increase in net interest income was largely attributable to a lower cost of funds accompanied by an increase in loan fees.  The average net loan balance increased by $51,921 or 4.64% from $1,117,841 for the three months ended June 30, 2009 to $1,169,762 for the same period in 2010. Loan growth was accompanied by an increase in average interest-bearing deposits from $1,115,266 for the three months ended June 30, 2009 to $1,199,311 for the same period in 2010, an increase of $84,045 or 7.54%.

The following table outlines the components of net interest income for the three-month periods ended June 30, 2010 and 2009 and identifies the impact of changes in volume and rate:

	June 30, 2010 change from
	June 30, 2009 due to:
(Dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$877	$289	$1,166
Securities (taxable) (1)	(308)	(159)	(467)
Federal funds sold	11	—	11
Total interest income	580	130	710

Interest expense
Deposits (other than demand)	634	(2,814)	(2,180)
Federal funds purchased	(32)	—	(32)
Subordinated debt	26	4	30
Total interest expense	628	(2,810)	(2,182)

Net interest income	$(48)	$2,940	$2,892

(1)          Unrealized losses of $234 and $418 is excluded from yield calculation for the three months ended June 30, 2010 and 2009, respectively.

Net Interest Margin - The net interest margin increased from 3.45% for the three months ended June 30, 2009 to 4.25% for the same period in 2010 because of a decrease in our cost for deposits.  Interest income increased by $710 or 3.57%, from $19,907 during the three months ended June 30, 2009 to $20,617 during the same period in 2010. The increase was primarily a result of increased loan volume.  Average earning assets increased from $1,215,671 in the three months ended June 30, 2009 to $1,258,461 in the same period in 2010, an increase of $42,790 or 3.52%, primarily as a result of loan growth. Average loan balances increased by $51,921 or 4.64% for the three months ended June 30, 2010, from the same period in 2009.  The average yield on earning assets remained at 6.57% in the three months ended June 30, 2009 and in the same period in 2010. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between June 30, 2009 and June 30, 2010, the Federal Reserve Open Market Committee, or FOMC, lowered the federal funds rate by 13 basis points.

Interest Expense — Interest expense decreased from $9,456 in the three months ended June 30, 2009 to $7,274 in the three months ended June 30, 2010. The $2,182, or 23.08%, decrease in expense was primarily a result of a decrease in the cost of funds. Average interest earning liabilities increased by $60,728 or 5.17%.  The cost of funds decreased from 3.17% for the three months ended June 30, 2009 to 2.32% for the same three months in 2010, a decrease of 85 basis points. The decrease was largely attributed to time deposits maturing and being re-priced.

Income Taxes - Our effective tax rate for the three months ended June 30, 2010 was 38.69% compared to 38.33% for the three months ended June 30, 2009. Management anticipates that tax rates in future periods will approximate the rates paid in 2010.

Efficiency Ratio - Our efficiency ratio for the three months ended June 30, 2010 and 2009 was 47.14% and 71.82%, respectively, a decrease of 2,468 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Non-interest expense	$6,711	$6,385

Net interest income	13,343	10,451
Non-interest income (loss)	894	(1,561)
Net revenues	$14,237	$8,890

Efficiency ratio	47.14%	71.82%

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009

Net Income - Net income for the six months ended June 30, 2010 was $2,865, an increase of $12,426 or 129.97% compared to net loss of $9,561 for the six months ended June 30, 2009.  The increase is attributable to a 58.18% decrease in the provision for loan loss from $21,639 for the six months ended June 30, 2009 to $9,050 for the same period in 2010. We experienced an increase of $1,902 in operating expense which was the result of our overall growth, including a $376 increase in loan collections expense at June 30, 2010 compared to the same date in 2009, as well as an increase of $319 in loan servicing expenses.

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009	% Change

Interest income	$41,120	$39,363	4.46%
Interest expense	14,528	19,072	(23.83)
Net interest income	26,592	20,291	31.05
Provision for loan losses	9,050	21,639	(58.18)
Net interest income (loss) after provision for loan losses	17,542	(1,348)	1,401.34
Non-interest income (loss)	1,581	(1,534)	203.06
Non-interest expense	13,220	11,318	16.81
Net income (loss) before taxes	5,903	(14,200)	141.57
Income tax expense (benefit)	2,288	(5,435)	142.10
Net income (loss)	3,615	(8,765)	141.24
Preferred dividends	(750)	(796)	(5.78)
Net income (loss) available to common shareholders	$2,865	$(9,561)	129.97%

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2010 was $9,050, a decrease of $12,589, or 58.18%, above the provision of $21,639 expensed in the same period in 2009.  This decrease was primarily a result of reduced charge-offs and improved credit quality. At June 30, 2010, the loan loss reserve of $20,346 was 1.70% of gross loans totaling $1,197,059, compared to a ratio of loan loss reserves to gross loans of 1.65% at June 30, 2009.

Non-interest Income - Non-interest income increased by 203.06% or $3,115, from a loss of $1,534 in the six months ended June 30, 2009 to a gain of $1,581 for the same period in 2010. The increase was primarily a result of gains on loan sales and gains on sales of securities.   The net gain on loan sales was $530 and a loss of $989 for the six-month periods ended June 30, 2010 and 2009, respectively. This increase was primarily a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

We did not earn any mortgage origination fees during the six months ended June 30, 2010 compared to $20 during the same period in 2009, a decrease of $20 or 100.00%, primarily as a result of management no longer seeking to originate mortgage loans for sale in the secondary market. We recognized $696 on the sale of securities in the six months ended June 30, 2010 compared with $338 for the same period in 2009, primarily as a result of the restructuring of portfolios in response to the prevailing economic situation.

Non-interest Expense - Non-interest expense for the six months ended June 30, 2010 was $13,220, an increase of $1,902 or 16.81%, over the $11,318 expensed in the same period in 2009. Approximately 19.77% of the increase was a result of increased loan collection expense and 16.77% of the increase was a result of increased loan servicing expense. At June 30, 2010, the Bank had 97 full-time employees compared with 85 full-time employees at June 30, 2009, which resulted in increased personnel expenses.

Net Interest Income — Net interest income for the six months ended June 30, 2010 was $26,592 compared to $20,291 for the same period in 2009, a gain of $6,301 or 31.05%.  The increase in net interest income was largely attributable to a reduction in the cost of funds.  The average net loan balance for the six months ended June 30, 2010 increased by 7.26% or $78,748 to $1,163,888 from $1,085,140 for that period in 2009. Loan growth was accompanied by an increase in average interest-bearing deposits from $1,085,115 for the six months ended June 30, 2009, to $1,204,675 for the same period in 2010, an increase of $119,560 or 11.02%.

The following table outlines the components of net interest income for the six-month periods ended June 30, 2010 and 2009 and identifies the impact of changes in volume and rate:

	June 30, 2010 change from
	June 30, 2009 due to:
(Dollars in thousands)	Volume	Rate	Total

Interest income
Loans	$2,646	$(112)	$2,534
Securities (taxable) (1)	(497)	(288)	(785)
Federal funds sold	6	2	8
Total interest income (loss)	2,155	(398)	1,757

Interest expense
Deposits (other than demand)	1,828	(6,416)	(4,588)
Federal funds purchased	(76)	17	(59)
Subordinated debt	68	35	103
Total interest expense	1,820	(6,364)	(4,544)

Net interest income	$335	$5,966	$6,301

(1)   Unrealized loss of $882 and $257 is excluded from yield calculation for the six months ended June 30, 2010 and 2009, respectively.

Net Interest Margin - The net interest margin increased from 3.42% for the six months ended June 30, 2009 to 4.25% for the same period in 2010 because of a decrease in our cost for deposits.  Interest income increased by $1,757 or 4.46%, from $39,363 during the six months ended June 30, 2009 to $41,120 during the same period in 2010. The increase was primarily a result of increased loan volume.  Average earning assets increased from $1,196,124 in the six months ended June 30, 2009 to $1,260,157 in the same period in 2010, an increase of $64,033 or 5.35%, primarily as a result of loan growth. Average loan balances increased by $78,748 or 7.26% for the six months ended June 30, 2010, from the same period in 2009.  The average yield on earning assets decreased from 6.63% in the six months ended June 30, 2009 to 6.58% in the same period in 2010. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in short-term interest rates paid on deposits that support our loan growth. Between June 30, 2009 and June 30, 2010, the FOMC lowered the federal funds rate by 13 basis points.

Interest Expense — Interest expense decreased from $19,072 in the six months ended June 30, 2009 to $14,528 in the six months ended June 30, 2010. While average interest earning liabilities increased by $101,174 or 8.87%, the cost of funds decreased from 3.30% in the six months ended June 30, 2009 to 2.32% during the same six months in 2010, a decrease of 98 basis points. The decrease was largely attributed to time deposits maturing and being re-priced.

Income Taxes — Our effective tax rate for the six months ended June 30, 2010 was 38.76% compared to 38.27% for the six months ended June 30, 2009. Management anticipates that tax rates in future periods will approximate the rates paid in 2010.

Efficiency Ratio — Our efficiency ratio for the six months ended June 30, 2010 and 2009 was 46.92% and 60.34%, respectively, an increase of 1,342 basis points. The following table reflects the calculation of the efficiency ratio:

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Non-interest expense	$13,220	$11,318

Net interest income	26,592	20,291
Non-interest income (loss)	1,581	(1,534)
Net revenues	$28,173	$18,757

Efficiency ratio	46.92%	60.34%

Asset Quality - Nonperforming assets increased to $37.8 million at June 30, 2010 compared to $31.2 million at June 30, 2009 and $21.3 million at December 31, 2009. As a result of seasonal factors related to the transportation industry, our nonperforming assets typically increase during the first quarter and subsequently decrease throughout the remainder of the year. Repossessed assets, mainly transportation assets, increased by $3.0 million from December 31, 2009 to $39.9 million at March 31, 2010. By comparison, repossessed assets decreased to $36.3 million at June 30, 2010. The first quarter historically represents the toughest quarter for the transportation-sensitive assets in our portfolio. As a result, we typically extend the holding period of any such repossessed assets beyond the first quarter to enhance the recovery value. In addition to these seasonal factors, the remainder of the increase in nonperforming assets between December 31, 2009 and June 30, 2010 was primarily attributable to four commercial and industrial loans with an aggregate principal amount of $3.5 million outstanding at June 30, 2010, for which we were under-secured in an aggregate amount of $0.9 million at June 30, 2010 and for which we had reserves in an aggregate amount of $0.9 million at June 30, 2010.

The loan loss provision of $9.1 million for the first six months of 2010 exceeded the net charge-offs of $8.6 million, resulting in a loan loss provision to net charge-off ratio of 105.0%. The allowance for loan losses at June 30, 2010 was $20.3 million, or 1.7% of total loans. The coverage ratio of allowance for loan losses to nonperforming loans at December 31, 2009, March 31, 2010 and June 30, 2010 was 103.4%, 57.6% and 59.6%, respectively.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six-month periods ended June 30, 2010 and 2009. The table is presented on a tax equivalent basis, as applicable.

	Six Months			Six Months
	Ended June 30,			Ended June 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$84,940	$2,003	4.71%	$105,214	$2,788	5.33%
Loans (2) (3)	1,163,888	39,104	6.78%	1,085,140	36,570	6.80%
Federal funds sold	11,329	13	0.23%	5,770	5	0.17%
Total interest earning assets	1,260,157	41,120	6.58%	1,196,124	39,363	6.63%

Non-interest earning assets
Cash and due from banks	12,380			8,606
Net fixed assets and equipment	2,057			2,249
Accrued interest and other assets	98,859			63,056

Total assets	$1,373,453			$1,270,035

LIABILITIES AND SHAREHOLDERS EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$1,204,675	$13,495	2.26%	$1,085,115	$18,083	3.36%
Federal funds purchased	2,022	8	0.80%	22,805	67	0.59%
Subordinated debt and other borrowings	35,595	1,025	5.81%	33,198	922	5.60%
Total interest-bearing liabilities	1,242,292	14,528	2.36%	1,141,118	19,072	3.37%

Non-interest bearing liabilities
Non-interest bearing demand deposits	22,977			23,079
Other liabilities	9,819			8,445
Shareholders’ equity	98,365			97,393

Total liabilities and shareholders’ equity	$1,373,453			$1,270,035

Net interest spread	4.22%			3.26%

Net interest margin	4.25%			3.42%

(1)  Unrealized losses of $882 and $257 are excluded from yield calculation for the six months ended June 30, 2010 and 2009, respectively.

(2)  Non-accrual loans are included in average loan balances, and loan fees of $3,067 and $2,990 are included in interest income for the six months ended June 30, 2010 and 2009, respectively.

(3)  Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Assets — Total assets at June 30, 2010 were $1,389,528, an increase of $6,096, or 0.44%, over total assets of $1,383,432 at December 31, 2009. Loan growth was the primary reason for the increase.  At June 30, 2010, net loans equaled $1,176,713, up $25,325, or 2.20%, over the December 31, 2009 total net loans of $1,151,388. The cash and cash equivalents balance decreased by $16,987 between December 31, 2009 and June 30, 2010, as funds were used to fund loans made in the first two quarters of 2010.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at June 30, 2010 were $1,281,210 or 92.20% of total assets of $1,389,528.  Earning assets at December 31, 2009 were $1,260,066 or 91.08% of total assets of $1,383,432.

Loans — We had total net loans of $1,176,713 at June 30, 2010. The following table sets forth the composition of our loan portfolio at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Real estate
Construction	$131,187	$142,109
1 to 4 family residential	43,591	42,425
Other	268,743	259,220
Commercial, financial and agricultural	652,149	649,475
Consumer	3,636	3,476
Tax leases	97,753	74,596

Total loans	1,197,059	1,171,301
Less: allowance for loan losses	(20,346)	(19,913)

Net loans	$1,176,713	$1,151,388

The following table sets forth the percentage composition of our loan portfolio by type at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Real estate
Construction	10.96%	12.13%
1 to 4 family residential	3.64	3.62
Other	22.45	22.13
Commercial, financial and agricultural	54.48	55.45
Consumer	0.30	0.30
Tax leases	8.17	6.37

Total loans	100.00%	100.00%

The following table sets forth the composition of our commercial loan portfolio by source at June 30, 2010 and December 31, 2009:

	June 30,		December 31,
	2010		2009
(Dollars in thousands)	Amount	%	Amount	%

Direct funding	$383,168	58.75%	$351,933	54.19%
Indirect funding:
Large	118,180	18.12	130,573	20.10
Small	150,801	23.13	166,969	25.71
Total	$652,149	100.00%	$649,475	100.00%

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Non-accrual loans:
Number	469	225
Amount	$34,041	$19,151

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	53	30
Amount	$2,943	$1,328

Loans defined as troubled debt restructurings :
Number	1	1
Amount	$99	$111

Gross income lost to non-accrual loans	$1,156	$2,708

Interest income included in net income on the accruing loans	$122	$112

As of June 30, 2010 and December 31, 2009, there were no loans which represented trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

The Bank had no tax-exempt loans during the quarter ended June 30, 2010 or the year ended December 31, 2009. The Bank had no loans outstanding to foreign borrowers at June 30, 2010 and December 31, 2009.

Allowance for Loan Losses — The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with GAAP, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.36% for the six months ended June 30, 2010, and 0.86% for the six months ended June 30, 2009. The ALL as a percentage of the outstanding loans at the end of the period was 1.70% at June 30, 2010, and 1.65% at June 30, 2009.

An analysis of our ALL and net charge-offs is furnished in the following table for the six months ended June 30, 2010 and the same period ended June 30, 2009:

	June 30,	June 30,
(Dollars in thousands)	2010	2009
Allowance for loan losses at beginning of period	$19,913	$13,454
Charge-offs:
Real estate:
Construction	110	2,918
1 to 4 family residential	343	346
Other	—	202
Commercial, financial and agricultural	8,379	13,312
Consumer	4	8
Total Charge-offs	8,836	16,786

Recoveries:
Real estate:
Construction	77	—
1 to 4 family residential	—	—
Other	25	—
Commercial, financial and agricultural	117	631
Consumer	—	—
Total Recoveries	219	631

Net Charge-offs	8,617	16,155

Provision for loans charged to expense	9,050	21,639
Allowance for loan losses at end of period	$20,346	$18,938

Net charge-offs as a percentage of average total loans outstanding during the period	0.73%	1.47%

Ending allowance for loan losses as a percentage of total loans outstanding during the period	1.70%	1.65%

The ALL is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities — The securities portfolio at June 30, 2010 was $92,887 compared to $93,668 at December 31, 2009.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio was 6.68% of total assets at June 30, 2010 and 6.77% of total assets at December 31, 2009.

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

Deposits and Funding — Total deposits at June 30, 2010 were $1,243,456, up $914 or 0.07% over the December 31, 2009 total deposits of $1,242,542. Total average deposits during the six months ended June 30, 2010 were $1,227,652, an increase of $119,458, or 10.78% over the total average deposits of $1,108,194 during the six months ended June 30, 2009. Average non-interest bearing deposits decreased by $102, or 0.44%, from $23,079 in the six months ended June 30, 2009, to $22,977 in the six months ended June 30, 2010.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0.26%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At June 30, 2010, the maximum available advance was $5,480 with no outstanding principal balance. At December 31, 2009, there was no outstanding principle balance. At June, 2010, the total capital stock balance was 2,169 shares with a value of $2,169.

The following table sets forth average deposit balances for the six months ended June 30, 2010 and 2009 and the average rates paid on those balances:

	Six Months Ended June 30,
	2010		2009
		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid (1)	Balance	Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$22,977	—%	$23,079	—%
Interest-bearing demand deposits	6,546	0.20	7,113	0.14
Money market accounts	46,494	1.69	45,327	0.71
Savings accounts	250,322	2.18	16,456	2.29
IRA accounts	36,485	2.78	35,090	4.01
Purchased time deposits	508,918	2.34	540,774	3.72
Time deposits	355,910	2.25%	440,355	3.23%
Total deposits	$1,227,652		$1,108,194

(1)          Rate is annualized

Short-Term Debt — In May 2009, we entered into a loan with a qualified investor, pursuant to which the qualified investor loaned $8,750 at an interest rate of 5.00%.  The maturity date of this loan was through February 4, 2011.  We agreed with the qualified investor that, until the note, together with interest, and all of our other indebtedness to the lender were paid in full, we would (i) make all financial information available, (ii) pay all taxes and claims prior to date of penalty, (iii) preserve our corporate status, (iv) give notice of adverse events, (v) maintain capital ratios and (vi) give notice of changes in management. The loan was secured by 100% of all outstanding stock of the Bank. On August 11, 2010, we paid off the outstanding balance of the loan.

Subordinated Debt and Long-Term Debt— In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, the Trust I issued and sold 8,000 of the Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus a margin thereafter.

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

On March 29, 2010, TCB entered into a long-term revolving line with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000 at an interest rate of prime plus 1.00% with a floor of 6.25%.  The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $2,902 under this line of credit at June 30, 2010. The loan is guaranteed by us and secured by inventory and the outstanding shares of common stock of TCB.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At June 30, 2009, we had unfunded loan commitments outstanding of $105,337 and standby letters of credit and financial guarantees of $10,028. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we had available federal fund lines at June 30, 2010 totaling $53,700.

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

At June 30, 2010 and December 31, 2009, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	June 30,	December 31,	for capital	well-
	2010	2009	adequacy	capitalized
	%	%	%	%
Tier 1 leverage ratio
Tennessee Commerce Bank	8.93	8.74	4.00	5.00
Tennessee Commerce Bancorp, Inc.	8.96	8.93	4.00	N/A

Tier 1 core capital to risk-weighted assets
Tennessee Commerce Bank	9.69	9.37	4.00	6.00
Tennessee Commerce Bancorp, Inc.	9.73	9.54	4.00	N/A

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.95	10.63	8.00	10.00
Tennessee Commerce Bancorp, Inc.	10.99	10.83	8.00	N/A

Based solely on our analysis of federal banking regulatory categories, at June 30, 2010 and December 31, 2009, we and the Bank were within the “well capitalized” categories under the regulations.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2010. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$—	$11,610	$—	$—	$—	$11,610

Securities
U.S. government agencies	—	5	13	75	37,040	37,133
U.S. Treasuries	—	55,599	—	—	—	55,599
Corporate bonds	—	—	—	—	155	155
Total securities	—	55,604	13	75	37,195	92,887

Total loans	—	225,611	314,364	610,158	46,926	1,197,059

Total interest-earning assets	—	292,825	314,377	610,233	84,121	1,301,556

Other assets	—	—	—	—	87,972	87,972

Total assets	—	292,825	314,377	610,233	172,093	1,389,528

Interest-bearing liabilities
Deposits
Interest checking	$—	$335	$850	$2,183	$761	$4,129
Money market and savings	—	32,685	75,085	157,929	49,490	315,189
Time deposits	—	122,999	326,441	449,863	282	899,585
Total deposits	—	156,019	402,376	609,975	50,533	1,218,903

Federal funds purchased
Short-term debt	—	—	8,750	—	—	8,750
Subordinated debt	—	—	—	2,902	23,198	26,100

Total interest-bearing liabilities	—	156,019	411,126	612,877	73,731	1,253,753

Other liabilities	—	—	—	—	34,993	34,993

Shareholders equity	—	—	—	—	100,782	100,782

Total liabilities and shareholders equity	$—	$156,019	$411,126	$612,877	$209,506	$1,389,528

Rate sensitive gap by period	$—	$136,806	$(96,749)	$(2,644)	$10,390
Cumulative gap		$136,806	$40,057	$37,413	$47,803

Cumulative gap as a percentage of total assets		9.85%	2.88%	2.69%	3.44%
Rate sensitive assets / rate sensitive liabilities (cumulative)	—	1.88	1.07	1.03	1.04

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At June 30, 2010, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At June 30, 2010, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In connection with litigation previously disclosed on our Annual Report on Form 10-K filed with the SEC on March 9, 2010,  the United States Secretary of Labor, or the Secretary, acting through the Regional Administrator for the Occupational Safety and Health Administration, issued a preliminary order on March 17, 2010 to reinstate our former Chief Financial Officer. We appealed the Secretary’s preliminary order and the appeal is currently scheduled to be heard by an Administrative Law Judge in August 2010.

We deny any liability to our former Chief Financial Officer, any violation of any law and any breach of any contract and intend to contest vigorously all allegations brought by our former Chief Financial Officer in administrative and judicial forums.

On May 17, 2010, as previously disclosed on two separate Current Reports on Form 8-K filed with the SEC on May 24, 2010 and May 25, 2010, the Secretary filed a complaint in the United States District Court for the Middle District of Tennessee requesting that a temporary restraining order and preliminary injunction be issued to enforce the Secretary’s preliminary order. On May 17, 2010, we filed a motion to dismiss the Secretary’s complaint on the grounds that the district court lacked the necessary subject matter jurisdiction to enforce the Secretary’s preliminary order. On May 19, 2010, the district court issued an order denying our motion to dismiss and issued a temporary restraining order and preliminary injunction instructing us to reinstate our former Chief Financial Officer to his former position, with back pay, restoration of benefits and attorney fees. We appealed the preliminary injunction to the United States Court of Appeals for the Sixth Circuit and filed a motion with the Sixth Circuit to stay the temporary restraining order and preliminary injunction. On May 25, 2010, the Sixth Circuit Court of Appeals granted our motion to stay. As a result, the district court’s temporary restraining order and preliminary injunction that reinstated our former Chief Financial Officer is no longer in effect.

ITEM 1A. RISK FACTORS.

The following additional risk factors supplement our risk factors included in Part I, Item 1A of our Annual Report on  Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 9, 2010:

We have a concentration of credit exposure to borrowers in the transportation industry.

At June 30, 2010, we had total credit exposure to borrowers in the transportation industry of $124.6 million, or 10.63% of our total loans. Our borrowers in this industry are primarily small businesses and owner-operators. This industry is experiencing adversity in the current economic environment and, as a result, some borrowers in this industry have been unable to perform their obligations under their loan agreements with us, which has negatively impacted our results of operations. When any of these borrowers default on the corresponding loans, we typically repossess the transportation-related collateral, primarily over-the-road tractors, and endeavor to sell the asset at retail value through selected dealers. During the 12 months ended June 30, 2010, we repossessed approximately 1,000 trucks in connection with defaulted loans in this industry and resold approximately 370 trucks we had repossessed. If the current recessionary environment continues, additional borrowers in this industry may be unable to meet their obligations under existing loan agreements, which could cause our earnings to be negatively impacted. Further, we may not be able to sell repossessed assets in this industry at favorable prices, which could have an adverse effect on our net income. Any of our large credit exposures in this industry that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

Nonperforming assets adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. We do not realize interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. Nonaccrual loans and other real estate owned also increase our risk profile, which could result in an increase in the capital that our regulators believe is appropriate in light of such risks. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities.

Further, our nonperforming assets typically increase during the first quarter and subsequently decrease throughout the remainder of the year. Nonperforming assets increased from $21.3 million at December 31, 2009 to $41.5 million at March 31, 2010 and repossessed assets, mainly transportation assets, increased by $3.0 million from December 31, 2009 to $39.9 million at March 31, 2010. By comparison, nonperforming assets and repossessed assets decreased to $37.8 million and $36.3 million, respectively, at June 30, 2010. Because the first quarter historically represents the toughest quarter for the transportation-sensitive assets in our portfolio, we typically extend the holding period of any such repossessed assets beyond the first quarter to enhance the recovery value.

Recently enacted financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The law includes, among other things:

•      the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•      the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency;

•      the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;

•      the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•      enhanced regulation of financial markets, including derivatives and securitization markets;

•      the elimination of certain trading activities from banks;

•      a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; and

•      the creation of an Office of National Insurance within Treasury.

While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.

Our ability to utilize certain NOLs may be limited under Section 382 of the Internal Revenue Code and certain state and federal law provisions.

As of June 30, 2010, we had NOLs of $16.1 million for U.S. federal income tax purposes and $6.0 million for state income tax purposes. State NOLs exist in the jurisdictions of Tennessee, Alabama, Georgia and Minnesota. These NOLs will expire at various dates beginning in 2017 if not previously utilized. Utilization of U.S. federal and certain state NOLs may be subject to a substantial annual limitation if the ownership change thresholds under Section 382 of the Internal Revenue Code are triggered by changes in the ownership of our capital stock, including by reason of this offering. Such an annual limitation could result in the expiration of our NOLs before utilization. In the event we merge into another company, certain of the state NOLs remaining at such time may be lost. As a TARP CPP participant, we are not permitted to make the special election for one taxable year ending after December 31, 2007 and beginning before January 1, 2010 to carry-back losses for five years for federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009.

Any permanent or long-term reinstatement of our former Chief Financial Officer could be disruptive to our operations.

On May 19, 2010, the United States District Court for the Middle District of Tennessee issued a temporary restraining order and preliminary injunction instructing us to reinstate our former Chief Financial Officer. Although the Sixth Circuit Court of Appeals granted our motion to stay the temporary restraining order and preliminary injunction on May 25, 2010, we cannot provide any assurance that a court or administrative tribunal will not, at a later stage in the proceedings, order us to reinstate our former Chief Financial Officer on a permanent or long-term basis. Because it has been two years since he last worked for us and, in the intervening period since his dismissal, we have hired a new Chief Financial Officer, management believes that any court-ordered reinstatement of our former Chief Financial Officer could be disruptive to our operations. The existence of any ongoing litigation between us and our former Chief Financial Officer at the time of any court-ordered reinstatement would increase the likelihood of disruption until such time as all avenues of appeal have been exhausted in connection with all related legal proceedings. Management believes that any court-ordered reinstatement could adversely affect the cohesiveness of our senior management team, the assessment of effectiveness of our management by federal and state banking regulators in connection with their routine examination of the Bank, management’s relationship with our independent registered public accounting firm, management’s relationship with our board of directors, and particularly the Audit Committee, and retention of personnel in our finance department and in other areas of the Bank that must interact with the finance department.

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

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
10.1	Amendment to the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan
10.2	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan (7)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 12, 2010	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(6)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
10.1	Amendment to the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan
10.2	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan (7)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2010, and incorporated herein by reference.