Form 10-Q
period 2010-09-30
Tennessee Commerce Bancorp, Inc.
filed 2010-11-12
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 2, 2010 there were 12,194,883 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2010 and 2009 and for the Three Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Nine Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	32

Part II	Other Information	32

Item 1	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 6.	Exhibits	34

Signatures		35

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	September 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009 (1)
ASSETS
Cash and due from banks	$17,693	$22,864
Federal funds sold	8,005	15,010
Cash and cash equivalents	25,698	37,874

Securities available for sale	79,242	93,668

Loans	1,241,669	1,171,301
Allowance for loan losses	(21,742)	(19,913)
Net loans	1,219,927	1,151,388

Premises and equipment, net	2,397	1,967
Accrued interest receivable	8,395	9,711
Restricted equity securities	2,169	2,169
Income tax receivable	—	68
Bank-owned life insurance	27,775	25,673
Other real estate owned	1,975	814
Reposessions	32,747	36,951
Other assets	19,745	23,149
Total assets	$1,420,070	$1,383,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$25,942	$30,111
Interest-bearing	1,235,063	1,212,431
Total deposits	1,261,005	1,242,542

Accrued interest payable	1,562	1,430
Accrued dividend payable	188	187
Short-term borrowings	—	14,000
Other liabilities	7,856	5,783
Long-term subordinated debt and other borrowings	25,621	23,198
Total liabilities	1,296,232	1,287,140
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at September 30, 2010 and December 31, 2009	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at September 30, 2010 and at December 31, 2009; 12,194,884 and 5,646,368 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6,097	2,823
Common stock warrant	453	453
Additional paid-in capital	84,388	63,247
Retained earnings	17,447	16,056
Accumulated other comprehensive (loss) income	453	(1,287)
Total shareholders’ equity	123,838	96,292

Total liabilities and shareholders’ equity	$1,420,070	$1,383,432

(1) The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income
Loans, including fees	$58,102	$55,904	$18,998	$19,334
Securities	2,492	4,089	489	1,301
Federal funds sold	37	12	24	7
Total interest income	60,631	60,005	19,511	20,642

Interest expense
Deposits	20,306	26,807	6,811	8,724
Other	1,400	1,483	367	494
Total interest expense	21,706	28,290	7,178	9,218

Net interest income	38,925	31,715	12,333	11,424

Provision for loan losses	16,243	26,889	7,193	5,250

Net interest income after provision for loan losses	22,682	4,826	5,140	6,174

Non-interest income
Service charges on deposit accounts	90	132	30	41
Securities gains	734	870	38	532
Gain (loss) on sale of loans	475	(649)	(55)	340
(Loss) gain on repossession	(3,998)	(1,165)	(1,990)	202
Other	5,575	631	3,272	238
Total non-interest income (loss)	2,876	(181)	1,295	1,353

Non-interest expense
Salaries and employee benefits	8,235	7,428	2,859	2,088
Occupancy and equipment	1,474	1,186	551	394
Data processing fees	1,529	1,148	522	449
FDIC expense	2,349	1,868	1,288	717
Professional fees	2,286	1,393	1,212	405
Other	5,666	3,314	1,887	966
Total non-interest expense	21,539	16,337	8,319	5,019

Income (loss) before income taxes	4,019	(11,692)	(1,884)	2,508

Income tax expense (benefit)	1,503	(4,463)	(785)	972
Net income (loss)	2,516	(7,229)	(1,099)	1,536
Preferred dividends	(1,125)	(1,171)	(375)	(375)

Net income (loss) available to common shareholders	$1,391	$(8,400)	$(1,474)	$1,161

Earnings (loss) per share (EPS):
Basic EPS	$0.20	$(1.77)	$(0.16)	$0.25
Diluted EPS	0.20	(1.77)	(0.16)	0.25

Weighted average shares outstanding:
Basic	6,871,025	4,733,882	9,277,422	4,736,823
Diluted	6,871,025	4,733,882	9,277,422	4,736,823

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders
(Dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net loss	—	—	—	—	(7,229)	—	(7,229)
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period, net of income tax	—	—	—	—	—	(955)	(955)
Common stock warrant accretion	—	—	—	62	—	—	62
Preferred stock dividend					(1,171)		(1,171)
Stock-based compensation expense	—	—	—	262	—	—	262
Issuance of 11,248 shares of restricted stock and related tax benefit	—	5	—	51	—	—	56

Balance at September 30, 2009	$15,000	$2,371	$453	$60,321	$14,780	$(153)	$92,772

Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292
Comprehensive income
Net income	—	—	—	—	2,516	—	2,516
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of income tax	—	—	—	—	—	1,740	1,740
Common stock warrant accretion	—	—	—	70	—	—	70
Preferred stock dividend					(1,125)		(1,125)
Stock-based compensation expense	—	—	—	313	—	—	313
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	6	—	—	7
Issuance of 6,546,500 shares of common stock, net of issuance costs	—	3,273	—	20,752	—	—	24,025

Balance at September 30, 2010	$15,000	$6,097	$453	$84,388	$17,447	$453	$123,838

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

	September 30,	September 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income (loss)	$2,516	$(7,229)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation	415	372
Deferred loan fees	326	204
Provision for loan losses	16,243	26,889
Stock-based compensation expense	313	262
Deferred income tax (benefit) expense	2,204	(5,215)
Net amortization of investment securities	160	148
Gain on sales of securities	(734)	(870)
Increase in cash surrender value of bank owned life insurance	(2,102)	—
Change in:
Accrued interest receivable	1,316	(684)
Accrued interest payable	132	(778)
Other assets	5,448	(4,852)
Other liabilities	(128)	(16)
Net cash provided by operating activities	26,109	8,231

Cash flows from investing activities
Purchases of securities available for sale	(164,862)	(109,871)
Proceeds from sales of securities available for sale	76,940	67,100
Proceeds from maturities, prepayments and calls on securities available for sale	105,727	57,243
Net change in loans	(85,108)	(143,837)
Purchase of bank owned life insurance	—	(25,472)
Purchases of FHLB stock	—	(484)
Net purchases of premises and equipment	(845)	(99)
Net cash used by investing activities	(68,148)	(155,420)

Cash flows from financing activities
Net change in deposits	18,463	133,142
Payments on short-term debt	(10,000)	—
Payments on long-term debt	(1,577)	—
Preferred stock dividends	(1,125)	(1,171)
Warrant accretion expense	70	62
Issuance of common stock	24,032	56
Net cash provided by (used by) financing activities	29,863	132,089

Net change in cash and cash equivalents	(12,176)	(15,100)

Cash and cash equivalents at beginning of period	37,874	40,798

Cash and cash equivalents at end of period	$25,698	$25,698

Supplemental cash flow information:
Cash paid during period for interest	$21,574	$29,068
Cash paid during period for income taxes	15	72

Loans foreclosed upon with repossessions	23,867	10,430

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc. (“TCB”). As of September 30, 2010, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited consolidated financial statements as of September 30, 2010 and for the nine- and three-month periods ended September 30, 2010 and 2009 have been prepared in accordance with GAAP and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by GAAP for complete financial statements. Operating results for the nine- and three-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Basic
Net income (loss) available to common shareholders	$1,391	$(8,400)	$(1,474)	$1,161

Weighted average common shares outstanding	6,871,025	4,733,882	9,277,422	4,736,823

Basic earnings (loss) per common share	0.20	(1.77)	(0.16)	0.25

Diluted
Net income (loss) available to common shareholders	$1,391	$(8,400)	$(1,474)	$1,161

Weighted average common shares outstanding for basic earnings per common share	6,871,025	4,733,882	9,277,422	4,736,823

Add: Dilutive effects of assumed exercises of stock options (1)	—	—	—	—

Average shares and dilutive potential common shares	6,871,025	4,733,882	9,277,422	4,736,823

Diluted earnings (loss)per common share	$0.20	$(1.77)	$(0.16)	$0.25

(1) The warrant and the options were excluded from the calculation of diluted earnings per share in 2010 and 2009 because they were anti-dilutive.

Note 3 — Stock-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 718, “Share-Based Payment” (“FASB ASC 718”), addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. FASB ASC 718 eliminates the ability to account for share-based compensation transactions, as the Corporation formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended September 30, 2010 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with FASB ASC 718. As stock-based compensation expense recognized in the accompanying statement of income for the period ended September 30, 2010 is based on awards expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the nine months ended September 30, 2010, the Corporation granted options to purchase 12,888 shares of Corporation common stock and granted 160,760 restricted shares of Corporation common stock. There were non-vested options to purchase 168,088 shares of the Corporation common stock outstanding at September 30, 2010. The Corporation recognized stock-based expense of $313 for the nine months ended September 30, 2010.

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
(Dollars in thousands except for per share price)	Number	Price	(in years)	Value (1)
Stock-based options outstanding at December 31, 2009	865,820	$13.66		$(8,043)
Options granted	12,888	7.76
Options exercised	—	—
Options forfeited or expired	—	—
Stock-based options outstanding at September 30, 2010	878,708	$13.57	3.84	$(8,374)
Stock-based options outstanding and expected to vest at September 30, 2010	878,708	$13.57	3.84	$(8,374)
Options exercisable at September 30, 2010	710,620	$12.44	2.95	$(5,969)

(1)    The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $4.04 and $4.37 at December 31, 2009 and September 30, 2010, respectively.

Number
Shares of restricted stock outstanding at December 31, 2009	8,063
Shares of restricted stock granted	160,760
Restrictions lapsed and shares issued	(2,016)
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at September 30, 2010	166,807

Restricted stock-based awards outstanding and expected to vest at September 30, 2010	166,807

The estimated fair values of options are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	2010	2009

Risk-free interest rate	2.13%	0.30%
Expected option life	10 years	10 years
Dividend yield	—%	—%
Volatility	63.00%	45.00%

The Corporation granted options to purchase 12,888 shares of Corporation common stock and 160,760 shares of restricted stock in the first nine months of 2010. The options granted in 2010 had an estimated weighted average fair value of $5.54. The options granted in 2009 had an estimated fair value of $2.57.

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
(Dollars in thousands)	Value	Gains	Losses	Cost

September 30, 2010

U.S. Government agencies	$25,055	$125	$(31)	$24,961
U. S. Treasuries	2,000	—	—	2,000
Corporate debt securities	46,387	636	—	45,751
Other	5,800	—	—	5,800

	$79,242	$761	$(31)	$78,512

December 31, 2009

U.S. Government agencies	$82,843	$57	$(2,138)	$84,924
Corporate debt securities	188	6	—	182
Other	10,637	—	—	10,637

	$93,668	$63	$(2,138)	$95,743

Contractual maturities of debt securities at September 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$2,000
Due after one through five years	46,387
Due after five through ten years	14,033
Due after ten years	16,822

$79,242

Gross proceeds from the sale of securities for the nine months ended September 30, 2010 and 2009 were $76,940 and $67,100, respectively. Gross gains of $825 and $950 on sales of securities were recognized for the nine months ended September 30, 2010 and 2009, respectively. There were gross losses of $91 on the sale of securities recognized for the nine months ended September 30, 2010 and a write-down loss of $80 for the nine months ended September 30, 2009. Securities carried at $38,097 and $16,512 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Securities with unrealized losses at September 30, 2010 and December 31, 2009, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

September 30, 2010

U.S. Government agencies	$10,747	$31	$—	$—	$10,747	$31
U.S. Treasuries	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total	$10,747	$31	$—	$—	$10,747	$31

December 31, 2009

U.S. Government agencies	$54,552	$1,882	$14,737	$256	$69,289	$2,138
Corporate debt securities	—	—	—	—	—	—

Total	$54,552	$1,882	$14,737	$256	$69,289	$2,138

Unrealized losses on U.S. government agency securities have not been recognized into income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely a result of increases in market interest rates. The unrealized losses on corporate debt securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely a result of increases in market interest rates. The fair value of the securities with unrealized losses is expected to recover as the securities approach their maturity dates and/or market rates decline.

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

Note 6 — Commitments and Contingent Liabilities

The Corporation and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers. Although the Corporation and its subsidiaries have developed policies and procedures to minimize the impact of legal non-compliance and disputes, litigation presents an ongoing risk.

The Corporation and its subsidiaries are defendants in various lawsuits, including the litigation discussed below and claims arising out of the ordinary course of business. Management of the Corporation evaluates lawsuits based on information currently available, including advice of counsel and an assessment of available insurance coverage. Management is currently of the opinion that the ultimate resolution or financial liability with respect to pending lawsuits will not have a material adverse effect on the Corporation’s business, consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and management cannot provide any assurance that the Corporation and/or its subsidiaries will prevail in any of these actions, nor can management estimate with reasonable certainty the amount of damages that the Corporation or any of its subsidiaries might incur.

The Corporation has established a litigation reserve account with respect to two pending lawsuits — one related to a claim by the Corporation’s former Chief Financial Officer and one related to a claim by a borrower in Tuskegee, Alabama.

Note 7 — New Accounting Standards

In the first quarter of 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements,” which amended FASB ASC Topic 855, “Subsequent Events,” so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets”  (“ASU 2009-16”), amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”  (“ASU 2009-17”), amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements”  (“ASU 2010-06”), requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.

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

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds” (“ASU 2010-10”), defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Corporation as of January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

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

ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), requires a company to provide more information in its disclosures about the credit quality of its financing receivables and the credit reserves held against it. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. ASU No. 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but is not expected to impact the Corporation’s financial position, results of operations or cash flows.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while management believes the Bank’s valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Assets

Securities Available for Sale - Available-for-sale securities are recorded at fair value on a recurring basis.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government bonds, federal funds sold and certain other products.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the nine months ended September 30, 2010, all of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy.  At September 30, 2010, the Bank had no available-for-sale securities classified within Level 3.

Servicing Assets - All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At September 30, 2010, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips - When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At September 30, 2010, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At September 30, 2010, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Other Assets — Included in other assets are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At September 30, 2010, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Bank-Owned Life Insurance— The Bank includes bank owned life insurance (“BOLI”) within other assets, carried at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At September 30, 2010, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Inventory — Repossessed assets are resold at retail prices as soon as practicable.  If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by a subsidiary of the Corporation. It is held as inventory and carried at fair market value.  The sole purpose of the subsidiary is the resale of assets repossessed by the Bank. At September 30, 2010, the subsidiary had an inventory measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations - The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At September 30, 2010, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

The FASB updated ASC 820 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2.  Previous guidance only required transfer disclosures for Level 3 assets and liabilities.  The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the nine months ended September 30, 2010, there were no transfers between levels.  The new standard also requires an increased level of disaggregation with asset/liability classes.  The Bank has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

The following table presents the financial instruments carried at fair value as of September 30, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
U.S. Government agencies	$25,055	$—	$25,055	$—
U.S. Treasuries	2,000	—	2,000	—
Corporate debt securities	46,387	—	46,387	—
Other	5,800	—	5,800	—
Servicing assets	116	—	—	116
Interest-only strips	1,697	—	—	1,697
Bank-owned life insurance	27,775	—	—	27,775
Total assets at fair value	$108,830	$—	$79,242	$29,588

Recourse obligations	$210	$—	$—	$210
Total liabilities at fair value	$210	$—	$—	$210

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of September 30, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$84,364	$—	$—	$84,364
Inventory	7,704	—	—	7,704
Other assets	27,018	—	—	27,018
Total assets at fair value	$119,086	$—	$—	$119,086

Changes in Level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first nine months of 2010 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Nine months ended September 30, 2010	Assets	Liabilities
Fair value, January 1, 2010	$28,549	$317
Total realized and unrealized (losses) gains included in income	(1,666)	32
Purchases, issuances and settlements, net	2,705	(139)
Transfers in and/or out of Level 3	—	—
Fair value, September 30, 2010	$29,588	$210
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30, 2010	$—	$—

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The estimated fair values of financial instruments were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$17,693	$17,693	$22,864	$22,864
Federal funds sold	8,005	8,005	15,010	15,010
Securities	79,242	79,242	93,668	93,668
Loans, net	1,219,927	1,291,547	1,151,388	1,250,425
Accrued interest receivable	8,395	8,395	9,711	9,711
Bank-owned life insurance	27,775	27,775	25,673	25,673
Restricted equity securities	2,169	2,169	2,169	2,169
Financial liabilities:
Deposits	1,261,005	1,288,777	1,242,542	1,263,535
Accrued interest payable	1,562	1,562	1,430	1,430
Accrued dividend payable	188	188	187	187
Short-term borrowings	—	—	14,000	14,000
Long-term subordinated debt and other borrowings	25,621	28,013	23,198	27,175

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to recently adopted accounting standards, fair value measurements, operating results, maturities of debt securities, business bank strategy, loan sale transactions, tax rates, management’s review of the loan portfolio, loan classifications, allowance for loan losses, loan commitments, liquidity, capital resources, interest rates, interest rate sensitivity gap analysis, economic value of equity model, net interest income, net interest margin, interest-bearing liabilities, non-interest income, stock-based compensation expense and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of credit exposure to borrowers in the transportation industry, the impact of our non-performing assets, the impact of recently enacted financial regulatory reforms, our ability to utilize certain net operating losses, our concentration of commercial loans and commercial real estate loans, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our allowance for loan losses, informal or formal enforcement actions to which we may become subject, our heavy reliance on the services of key personnel, the prepayment of FDIC insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the potential disposition of collateral upon foreclosure with respect to our national market funding outside of the Nashville MSA, the execution of our business strategies, competition from financial institutions and other financial service providers, material fluctuations in non-interest income, negative developments in the financial services industry and U.S. and global credit markets, the effect of recent legislative and regulatory initiatives to address difficult market and economic conditions on the stabilization of the U.S. banking system, changes in interest rates, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to return capital to our shareholders as a result of our issuance of securities to Treasury, the right of holders of our Series A Preferred Stock, the rights of holders of our subordinated debentures, any future issuances of our common stock or other equity securities and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations, before charges for preferred dividends, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 reflected a 134.80% increase in net income and a 123.98% increase in diluted earnings per share. The increase in earnings resulted partially from a decreased provision for loan losses in the nine months ended September 30, 2010 compared to the same period in 2009, because of reduced net charge-offs over the same period. For the nine months ended September 30, 2010, net income, before preferred dividends, was $2,516, an increase of $9,745 or 134.80% compared to net loss of $7,229 for the same period in 2009. Diluted earnings per share increased $1.89 per share or 123.98% for the nine months ended September 30, 2010 compared to the same period in 2009. The nine months ended September 30, 2010 reflected a continuation of our balance sheet management, as assets increased by $36,638 or 2.65% from $1,383,432 at December 31, 2009 to $1,420,070 at September 30, 2010. Net loans increased by 5.95% or $68,539 from December 31, 2009 to September 30, 2010, while total deposits increased by 1.49% or $18,463 during that same period.

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

The following is a breakdown of our loan portfolio by loan type at September 30, 2010:

% of Total
Commercial, financial and agricultural	54.04%
Real estate: Commercial(1)	23.39
Real estate: Construction	9.53
Tax leases	9.24
Real estate: 1 to 4 family	3.51
Consumer	0.29
Total	100.00%

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

Our specialty lending business represents an attractive growth opportunity in the large-ticket, specialized equipment segment. Collateral for large-ticket loans includes, among other things, information technology, rail, item processing, oil and gas, construction, transportation and medical assets. Fewer competitors are lending to this segment because of capital constraints, coupled with the disruption in the asset-backed securitization market, both of which create lending opportunities for us at higher spreads. Management believes that the depth of our asset-based lending expertise and established infrastructure creates a significant competitive advantage.

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

Our deposit strategy has focused on cross-selling to our existing borrowing customers, expanding our distribution channels to attract non-borrowing deposit clients, and investing in electronic banking capabilities, including internet and mobile banking. As a result of these initiatives, core deposits increased $144,166, or 19.48%, between September 30, 2009 and September 30, 2010, including a $121,035 increase during the first nine months of 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

Net Income - Net loss for the three months ended September 30, 2010 was $1,474, a decrease of $2,635 or 226.96% compared to net income of $1,161 for the three months ended September 30, 2009.  The decrease is partially attributable to a 50.29% increase in provision for loan losses from $5,250 for the three months ended September 30, 2009 to $7,890 for the same period in 2010, a 199.26% increase in professional fees from $405 for the three months ended September 30, 2009 to $1,212 for the same period in 2010 and an increase in FDIC expense of 79.64% from $717 for the three months ended September 30, 2009 to $1,288 for the same period in 2010.  We experienced an increase of $3,300 in operating expense, which was the result of our overall growth, at September 30, 2010 compared to the same date in 2009. Further, during each of the quarters ended September 30, 2010 and 2009, we made a dividend payment to the U.S. Department of Treasury in an amount equal to $375 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended
	September 30,
(Dollars in thousands)	2010	2009	% Change

Interest income	$19,511	$20,642	(5.48)%
Interest expense	7,178	9,218	(22.13)
Net interest income	12,333	11,424	7.96
Provision for loan losses	7,193	5,250	37.01
Net interest income after provision for loan losses	5,140	6,174	(16.75)
Non-interest income	1,295	1,353	(4.29)
Non-interest expense	8,319	5,019	65.75
Net (loss) income before taxes	(1,884)	2,508	(175.12)
Income tax (benefit) expense	(785)	972	(180.76)
Net (loss) income	(1,099)	1,536	(171.55)
Preferred dividends	(375)	(375)	—
Net (loss) income available to common shareholders	$(1,474)	$1,161	(226.96)%

Provision for Loan Losses - The provision for loan losses for the three months ended September 30, 2010 was $7,193, an increase of $1,943, or 37.01%, above the provision of $5,250 for the same period in 2009.  This increase was primarily a result of loan growth and increased net charge-offs.   At September 30, 2010, the loan loss reserve of $21,742 was 1.75% of gross loans of $1,241,669, compared to a ratio of loan loss reserve to gross loans of 1.70% at September 30, 2009.

Non-interest Income - Non-interest income decreased by 4.29% or $58, from $1,353 in the quarter ended September 30, 2009 to $1,295 for the same period in 2010. The decrease was primarily a result of losses on repossessions and lower gains on securities sales during the quarter, partially offset by increased other income.

We did not earn any mortgage origination fees during the three months ended September 30, 2010 compared to $2 earned during the same period in 2009.  We recognized $38 on the sale of securities in the three months ended September 30, 2010 compared with $532 for the same period in 2009. The decreased gain on sale of securities in 2010 was a result of the market conditions and interest rate changes.

We had a loss on repossessions of $1,980 during the three months ended September 30, 2010 compared to a gain of $202 during the same period in 2009. This decrease was primarily a result of decreased sales prices in the wholesale market. We had a $55 loss on loan sale transactions in the three months ended September 30, 2010, a 116.18% decrease compared to a gain of $340 during the same period in 2009. This decrease was primarily as a result of decreased loan sales and gains, offsetting buy-backs on prior sales. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended September 30, 2010 was $8,319, an increase of $3,300 or 65.75%, over the $5,019 expensed in the same period in 2009.  Approximately 24.45% of the increase was a result of increases in professional services expense.  Approximately 17.30% of the increase in non-interest expense was attributable to FDIC insurance expense.

Net Interest Income - Net interest income for the three months ended September 30, 2010 was $12,333 compared to $11,424 for the same period in 2009, an increase of $909 or 7.96%.  The increase in net interest income was largely attributable to a lower cost of funds.  The average net loan balance increased by $55,573 or 4.88% from $1,139,510 for the three months ended September 30, 2009 to $1,195,083 for the same period in 2010. Loan growth was accompanied by an increase in average interest-bearing deposits from $1,184,337 for the three months ended September 30, 2009 to $1,214,770 for the same period in 2010, an increase of $30,433 or 2.57%.

The following table outlines the components of net interest income for the three-month periods ended September 30, 2010 and 2009 and identifies the impact of changes in volume and rate:

	September 30, 2010 change from
	September 30, 2009 due to:
	Volume	Rate	Total

Interest income
Loans	$917	$(1,253)	$(336)
Securities (taxable) (1)	(287)	(525)	(812)
Federal funds sold	15	2	17
Total interest income	645	(1,776)	(1,131)

Interest expense
Deposits (other than demand)	219	(2,132)	(1,913)
Federal funds purchased	5	(11)	(6)
Subordinated debt	(47)	(74)	(121)
Total interest expense	177	(2,217)	(2,040)

Net interest income	$468	$441	$909

(1)   Unrealized gains/ (losses) of $375 and $(1,997) are excluded from yield calculation for the three months ended September 30, 2010 and 2009, respectively.

Net Interest Margin - The net interest margin increased from 3.61% for the three months ended September 30, 2009 to 3.77% for the same period in 2010, primarily because of a decrease in our cost for deposits.  Interest income decreased by $1,131 or 5.48%, from $20,642 during the three months ended September 30, 2009 to $19,511 during the same period in 2010. The decrease was primarily a result of decreased loan yields.  Average earning assets increased from $1,252,195 in the three months ended September 30, 2009 to $1,298,061 in the same period in 2010, an increase of $45,866 or 3.66%, primarily as a result of loan growth. Average loan balances increased by $55,573 or 4.88% for the three months ended September 30, 2010, from the same period in 2009.  The average yield on earning assets decreased to 5.97% from 6.53% in the three months ended September 30, 2009 and in the same period in 2010. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in the costs of deposits.

Interest Expense — Interest expense decreased from $9,218 in the three months ended September 30, 2009 to $7,178 in the three months ended September 30, 2010. The $2,040, or 22.13%, decrease in expense was primarily a result of a decrease in the cost of funds. Average interest earning liabilities increased by $26,816 or 2.16%.  The cost of funds decreased from 2.94% for the three months ended September 30, 2009 to 2.24% for the same three months in 2010, a decrease of 70 basis points. The decrease was largely attributed to the maturing and being re-pricing of time deposits.

Income Taxes - Our effective tax rate for the three months ended September 30, 2010 was 41.67% compared to 38.76% for the three months ended September 30, 2009.

Efficiency Ratio - Our efficiency ratio for the three months ended September 30, 2010 and 2009 was 61.04% and 39.28%, respectively, an increase of 2,176 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended
	September 30,
	2010	2009
Non-interest expense	$8,319	$5,019

Net interest income	12,333	11,424
Non-interest income	1,295	1,353
Net revenues	$13,628	$12,777

Efficiency ratio	61.04%	39.28%

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009

Net Income - Net income for the nine months ended September 30, 2010 was $1,391, an increase of $9,791 or 116.56% compared to net loss of $8,400 for the nine months ended September 30, 2009.  The increase is attributable to a 39.59% decrease in the provision for loan loss from $26,889 for the nine months ended September 30, 2009 to $16,243 for the same period in 2010. We experienced an increase of $5,202 in operating expense which was the result of our overall growth, including a $651 increase in loan collections expense for the nine months ended September 30, 2010 compared to the same period in 2009, as well as an increase of $893 in professional fees.

	Nine Months Ended
	September 30,
	2010	2009	% Change

Interest income	$60,631	$60,005	1.04%
Interest expense	21,706	28,290	(23.27)
Net interest income	38,925	31,715	22.73
Provision for loan losses	16,243	26,889	(39.59)
Net interest income after provision for loan losses	22,682	4,826	370.00
Non-interest income (loss)	2,876	(181)	1,688.95
Non-interest expense	21,539	16,337	31.84
Net income (loss) before taxes	4,019	(11,692)	134.37
Income tax expense (benefit)	1,503	(4,463)	133.68
Net income (loss)	2,516	(7,229)	134.80
Preferred dividends	(1,125)	(1,171)	3.93
Net income (loss) available to common shareholders	$1,391	$(8,400)	116.56%

Provision for Loan Losses - The provision for loan losses for the nine months ended September 30, 2010 was $16,243, a decrease of $10,646, or 39.59%, from the provision of $26,889 expensed in the same period in 2009.  This decrease was primarily a result of reduced charge-offs. At September 30, 2010, the loan loss reserve of $21,742 was 1.75% of gross loans of $1,241,669, compared to a ratio of loan loss reserve to gross loans of 1.70% at September 30, 2009.

Non-interest Income - Non-interest income increased by 1,688.95% or $3,057, from a loss of $181 in the nine months ended September 30, 2009 to a gain of $2,876 for the same period in 2010. The increase was primarily a result of increased other income and gains on loan sales, partially offset by increased losses on repossessions. Net loan sales demonstrated a gain of $475 and a loss of $649 for the nine-month periods ended September 30, 2010 and 2009, respectively. This increase was primarily a result of timing differences. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

We did not earn any mortgage origination fees during the nine months ended September 30, 2010 compared to $22 during the same period in 2009, primarily as a result of the determination by management to cease mortgage loan originations for sale in the secondary market. We recognized $734 on the sale of securities in the nine months ended September 30, 2010 compared with $870 for the same period in 2009. This decrease over the periods was primarily a result of the restructuring of portfolios in response to the prevailing economic environment.

Non-interest Expense - Non-interest expense for the nine months ended September 30, 2010 was $21,539, an increase of $5,202 or 31.84%, over the $16,337 expensed in the same period in 2009. Approximately 12.51% of the increase was a result of increased loan collection expense and 15.51% of the increase was a result of increased personnel expenses. At September 30, 2010, the Bank had 97 full-time employees compared with 87 full-time employees at September 30, 2009.

Net Interest Income — Net interest income for the nine months ended September 30, 2010 was $38,925 compared to $31,715 for the same period in 2009, a gain of $7,210 or 22.73%.  The increase in net interest income was largely attributable to a reduction in the cost of funds.  The average net loan balance for the nine months ended September 30, 2010 increased by 6.43% or $70,938 to $1,174,401 from $1,103,463 for that period in 2009. Loan growth was accompanied by an increase in average interest-bearing deposits from $1,118,552 for the nine months ended September 30, 2009, to $1,212,837 for the same period in 2010, an increase of $94,285 or 8.43%.

The following table outlines the components of net interest income for the nine-month periods ended September 30, 2010 and 2009 and identifies the impact of changes in volume and rate:

	September 30, 2010 change from
	September 30, 2009 due to:
	Volume	Rate	Total

Interest income
Loans	$3,532	$(1,334)	$2,198
Securities (taxable) (1)	(791)	(806)	(1,597)
Federal funds sold	20	5	25
Total interest income	2,761	(2,135)	626

Interest expense
Deposits (other than demand)	2,111	(8,612)	(6,501)
Federal funds purchased	(58)	(7)	(65)
Subordinated debt	18	(36)	(18)
Total interest expense	2,071	(8,655)	(6,584)

Net interest income	$690	$6,520	$7,210

(1)          Unrealized losses of $458 and $843 are excluded from yield calculation for the nine months ended September 30, 2010 and 2009, respectively.

Net Interest Margin - The net interest margin increased from 3.49% for the nine months ended September 30, 2009 to 4.09% for the same period in 2010, primarily because of a decrease in our cost for deposits.  Interest income increased by $626 or 1.04%, from $60,005 during the nine months ended September 30, 2009 to $60,631 during the same period in 2010. The increase was primarily a result of increased loan volume.  Average earning assets increased from $1,215,020 in the nine months ended September 30, 2009 to $1,272,931 in the same period in 2010, an increase of $57,911 or 4.77%, primarily as a result of loan growth. Average loan balances increased by $70,938 or 6.43% for the nine months ended September 30, 2010, from the same period in 2009.  The average yield on earning assets decreased from 6.60% in the nine months ended September 30, 2009 to 6.37% in the same period in 2010. The decrease in the cost of funds, as a percentage of average balances was primarily a result of decreases in the cost of deposits.

Interest Expense — Interest expense decreased from $28,290 in the nine months ended September 30, 2009 to $21,706 in the nine months ended September 30, 2010. While average interest earning liabilities increased by $79,937 or 6.70%, the cost of funds decreased from 3.17% in the nine months ended September 30, 2009 to 2.28% during the same nine months in 2010, a decrease of 89 basis points. The decrease was largely attributed to the maturing and re-pricing of time deposits.

Income Taxes — Our effective tax rate for the nine months ended September 30, 2010 was 37.40% compared to 38.17% for the nine months ended September 30, 2009. Management anticipates that tax rates in future periods will approximate the rates paid in 2010.

Efficiency Ratio — Our efficiency ratio for the nine months ended September 30, 2010 and 2009 was 51.53% and 51.81%, respectively, a decrease of 28 basis points. The following table reflects the calculation of the efficiency ratio:

	Nine Months Ended September 30,
	2010	2009
Non-interest expense	$21,539	$16,337

Net interest income	38,925	31,715
Non-interest income (loss)	2,876	(181)
Net revenues	$41,801	$31,534

Efficiency ratio	51.53%	51.81%

Asset Quality - Nonperforming assets, which includes non-accruing loans, troubled debt, loans 90+ days past due, repossessions and other real estate owned, increased to $86,507 at September 30, 2010 compared to $59,002 at September 30, 2009 and $58,355 at December 31, 2009. As a result of seasonal factors related to the transportation industry, our nonperforming assets typically increase during the first quarter and decrease throughout the remainder of the year. Repossessed assets, mainly transportation assets, increased by $3,042 from $36,951 at December 31, 2009 to $39,993 at March 31, 2010, decreased to $36,336 at June 30, 2010 and then decreased to $32,747 at September 30, 2010. The first quarter historically represents the toughest quarter for the transportation-sensitive assets in our portfolio. As a result, we typically extend the holding period of any such repossessed assets beyond the first quarter to enhance the recovery value. In addition to these seasonal factors, the remainder of the increase in nonperforming assets between December 31, 2009 and September 30, 2010 was primarily attributable to one real estate and three commercial and industrial loans with an aggregate principal amount of $19,690 outstanding at September 30, 2010, for which we were secured in an aggregate amount of $18,890 at September 30, 2010 and for which we had reserves in an aggregate amount of $800 at September 30, 2010.

The loan loss provision of $16,243 for the first nine months of 2010 exceeded the net charge-offs of $14,414, resulting in a loan loss provision to net charge-off ratio of 112.7%. The allowance for loan losses at September 30, 2010 was $21,742, or 1.75% of total loans. The coverage ratio of allowance for loan losses to nonperforming loans at December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 was 103.38%, 57.60%, 59.60% and 45.83%, respectively.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine-month periods ended September 30, 2010 and 2009. The table is presented on a tax equivalent basis, as applicable.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$81,329	$2,492	4.07%	$104,123	$4,089	5.21%
Loans (2) (3)	1,174,401	58,102	6.61%	1,103,463	55,904	6.77%
Federal funds sold	17,201	37	0.29%	7,434	12	0.22%
Total interest earning assets	1,272,931	60,631	6.37%	1,215,020	60,005	6.60%

Non-interest earning assets
Cash and due from banks	14,315			8,905
Net fixed assets and equipment	2,188			2,205
Accrued interest and other assets	96,791			68,587

Total assets	$1,386,225			$1,294,717

LIABILITIES AND SHAREHOLDERS EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$1,212,837	$20,306	2.24%	$1,118,552	$26,807	3.20%
Federal funds purchased	2,468	10	0.54%	16,596	75	0.60%
Subordinated debt and other borrowings	33,629	1,390	5.53%	33,198	1,408	5.67%
Total interest-bearing liabilities	1,248,934	21,706	2.32%	1,168,346	28,290	3.24%

Non-interest bearing liabilities
Non-interest bearing demand deposits	23,204			23,855
Other liabilities	10,120			6,873
Shareholders’ equity	103,967			95,643

Total liabilities and shareholders’ equity	$1,386,225			$1,294,717

Net interest spread	4.05%			3.36%

Net interest margin	4.09%			3.49%

(1)          Unrealized losses of $458 and $843 are excluded from yield calculation for the nine months ended September 30, 2010 and 2009, respectively.

(2)          Non-accrual loans are included in average loan balances, and loan fees of $4,636 and $3,951 are included in interest income for the nine months ended September 30, 2010 and 2009, respectively.

(3)          Loans are presented net of allowance for loan loss.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Assets — Total assets at September 30, 2010 were $1,420,070, an increase of $36,638, or 2.65%, over total assets of $1,383,432 at December 31, 2009. Loan growth was the primary reason for the increase.  At September 30, 2010, net loans equaled $1,219,927, up $68,539, or 5.95%, over the December 31, 2009 total net loans of $1,151,388. The cash and cash equivalents balance decreased by $12,176 between December 31, 2009 and September 30, 2010, as funds were used to fund loans made in the first nine months of 2010.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at September 30, 2010 were $1,307,174 or 92.05% of total assets of $1,420,070.  Earning assets at December 31, 2009 were $1,260,066 or 91.08% of total assets of $1,383,432.

Loans — We had total net loans of $1,219,927 at September 30, 2010. The following table sets forth the composition of our loan portfolio at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Real estate
Construction	$118,376	$142,109
1 to 4 family residential	43,639	42,425
Other	290,383	259,220
Commercial, financial and agricultural	671,013	649,475
Consumer	3,547	3,476
Tax leases	114,711	74,596

Total loans	1,241,669	1,171,301
Less: allowance for loan losses	(21,742)	(19,913)

Net loans	$1,219,927	$1,151,388

Our real estate construction loan portfolio decreased 16.70% from December 31, 2009 to September 30, 2010. This change was primarily the result of construction loans being repaid at a faster rate than the Bank made new loans. Our tax lease loan portfolio increased 53.78% from December 31, 2009 to September 30, 2010 primarily because of the favorable market environment for such loans.

The following table sets forth the percentage composition of our loan portfolio by type at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Real estate
Construction	9.53%	12.13%
1 to 4 family residential	3.51	3.62
Other	23.39	22.13
Commercial, financial and agricultural	54.04	55.45
Consumer	0.29	0.30
Tax leases	9.24	6.37

Total loans	100.00%	100.00%

The following table sets forth the composition of our commercial, financial and agricultural loan portfolio by source at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%

Direct funding	$417,112	62.16%	$351,933	54.19%
Indirect funding:
Large	107,449	16.01	130,573	20.10
Small	146,452	21.83	166,969	25.71
Total	$671,013	100.00%	$649,475	100.00%

Our direct funding loans increased 7.97% from December 31, 2009 to September 30, 2010 primarily because of shifts in the market place.

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

The following table presents information regarding non-accrual, past due and restructured loans at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Non-accrual loans:
Number	492	225
Amount	$47,351	$19,151

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	83	30
Amount	$4,340	$1,328

Loans defined as troubled debt restructurings :
Number	1	1
Amount	$94	$111

Gross income lost to non-accrual loans	$2,163	$2,708

Interest income included in net income on the accruing loans	$365	$112

As of September 30, 2010 and December 31, 2009, there were no loans which represented trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

The Bank had no tax-exempt loans during the quarter ended September 30, 2010 or the year ended December 31, 2009. The Bank had no loans outstanding to foreign borrowers at September 30, 2010 and December 31, 2009.

Allowance for Loan Losses — The maintenance of an adequate allowance for loan losses, or ALL, is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with GAAP, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 1.21% for the nine months ended September 30, 2010, and 1.85% for the nine months ended September 30, 2009. The ALL as a percentage of the outstanding loans at the end of the period was 1.75% at September 30, 2010, and 1.70% at September 30, 2009.

An analysis of our ALL and net charge-offs is furnished in the following table for the nine months ended September 30, 2010 and the same period ended September 30, 2009:

	September 30,	September 30,
	2010	2009
Allowance for loan losses at beginning of period	$19,913	$13,454
Charge-offs:
Real estate:
Construction	1,117	2,918
1 to 4 family residential	343	346
Other	—	346
Commercial, financial and agricultural	13,219	18,242
Consumer	14	13
Total Charge-offs	14,693	21,865

Recoveries:
Real estate:
Construction	77	—
1 to 4 family residential	—	—
Other	33	—
Commercial, financial and agricultural	166	1,211
Consumer	3	1
Total Recoveries	279	1,212

Net Charge-offs	14,414	20,653

Provision for loans charged to expense	16,243	26,889
Allowance for loan losses at end of period	$21,742	$19,690

Net charge-offs as a percentage of average total loans outstanding during the period	1.21%	1.85%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.75%	1.70%

The ALL is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

Securities — The securities portfolio at September 30, 2010 was $79,242 compared to $93,668 at December 31, 2009.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio decreased to 5.58% of total assets at September 30, 2010 and 6.77% of total assets at December 31, 2009.

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

Deposits and Funding — Total deposits at September 30, 2010 were $1,261,005, up $18,463 or 1.49% over the December 31, 2009 total deposits of $1,242,542. Total average deposits during the nine months ended September 30, 2010 were $1,236,041, an increase of $93,634, or 8.20% over the total average deposits of $1,142,407 during the nine months ended September 30, 2009. Average non-interest bearing deposits decreased by $651, or 2.73%, from $23,855 in the nine months ended September 30, 2009, to $23,204 in the nine months ended September 30, 2010.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0.21%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At September 30, 2010, the maximum available advance was $5,480 with no outstanding principal balance. At December 31, 2009, there was no outstanding principal balance. At September, 2010, the total capital stock balance was 2,169 shares with a value of $2,169.

The following table sets forth average deposit balances for the nine months ended September 30, 2010 and 2009 and the average rates paid on those balances:

	Nine Months Ended September 30,
	2010		2009
		Average		Average
	Average	Rate	Average	Rate
	Balance	Paid (1)	Balance	Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$23,204	—%	$23,855	—%
Interest-bearing demand deposits	5,937	0.19	6,991	0.14
Money market accounts	48,168	1.78	42,851	0.77
Savings accounts	260,107	2.16	48,942	2.22
IRA accounts	37,100	2.71	37,279	3.82
Purchased time deposits	505,476	2.35	550,128	3.54
Time deposits	356,049	2.18%	432,361	3.13%
Total deposits	$1,236,041		$1,142,407

(1)          Rate is annualized

Short-Term Debt — In May 2009, we entered into a loan with a qualified investor, pursuant to which the qualified investor loaned $8,750 at an interest rate of 5.00%.  The maturity date of this loan was February 4, 2011 and the loan was secured by 100% of all outstanding stock of the Bank. On August 11, 2010, we paid off the outstanding balance of the loan.

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

On March 29, 2010, TCB entered into a long-term revolving line with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000 at an interest rate of prime plus 1.00% with a floor of 6.25%.  The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $2,423 under this line of credit at September 30, 2010. The loan is guaranteed by us and secured by inventory and the outstanding shares of common stock of TCB.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At September 30, 2010, we had unfunded loan commitments outstanding of $101,790 and standby letters of credit and financial guarantees of $11,009. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we had available federal fund lines at September 30, 2010 totaling $59,180.

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

At September 30, 2010 and December 31, 2009, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	September 30,	December 31,	for capital	well-
	2010	2009	adequacy	capitalized
	%	%	%	%
Tier 1 leverage ratio
Tennessee Commerce Bank	9.09	8.74	4.00	5.00
Tennessee Commerce Bancorp, Inc.	10.34	8.93	4.00	N/A

Tier 1 core capital to risk-weighted assets
Tennessee Commerce Bank	9.80	9.37	4.00	6.00
Tennessee Commerce Bancorp, Inc.	11.16	9.54	4.00	N/A

Total capital to risk-weighted assets
Tennessee Commerce Bank	11.06	10.63	8.00	10.00
Tennessee Commerce Bancorp, Inc.	12.42	10.83	8.00	N/A

Based solely on our analysis of federal banking regulatory categories, at September 30, 2010 and December 31, 2009, we and the Bank were within the “well capitalized” categories under current regulations.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at September 30, 2010. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$—	$8,005	$—	$—	$—	$8,005

Securities
U.S. government agencies	—	30	93	535	30,833	31,491
U.S. Treasuries	—	2,000	—	—	—	2,000
Corporate bonds	—	9	21	127	45,594	45,751
Total securities	—	2,039	114	662	76,427	79,242

Total loans	—	181,140	371,526	622,816	66,187	1,241,669

Total interest-earning assets	—	191,184	371,640	623,478	142,614	1,328,916

Other assets	—	—	—	—	91,154	91,154

Total assets	—	191,184	371,640	623,478	233,768	1,420,070

Interest-bearing liabilities
Deposits
Interest checking	$—	$420	$1,067	$2,740	$955	$5,182
Money market and savings	—	35,922	82,221	171,491	53,462	343,096
Time deposits	—	127,480	327,404	422,009	9,892	886,785
Total deposits	—	163,822	410,692	596,240	64,309	1,235,063

Federal funds purchased
Short-term debt	—	—	—	—	—	—
Subordinated debt and other borrowings	—	—	—	2,423	23,198	25,621

Total interest-bearing liabilities	—	163,822	410,692	598,663	87,507	1,260,684

Other liabilities	—	—	—	—	35,548	35,548

Shareholders equity	—	—	—	—	123,838	123,838

Total liabilities and shareholders equity	$—	$163,822	$410,692	$598,663	$246,893	$1,420,070

Rate sensitive gap by period	$—	$27,362	$(39,052)	$24,815	$55,107
Cumulative gap		$27,362	$(11,690)	$13,125	$68,232

Cumulative gap as a percentage of total assets		1.93%	(0.82)%	0.92%	4.80%
Rate sensitive assets / rate sensitive liabilities (cumulative)	$—	$1.17	$0.98	$1.01	$1.05

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At September 30, 2010, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At September 30, 2010, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In connection with litigation previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2010 and our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010, all lawsuits, administrative proceedings, administrative orders and claims relating to actions brought by or on behalf of our former Chief Financial Officer have been dismissed.

ITEM 1A. RISK FACTORS.

The following additional risk factor supplements our risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 9, 2010, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 12, 2010:

In the future we may become subject to informal or formal enforcement actions that could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

Neither we nor the Bank is currently under a formal enforcement action. Following a review of us by the Federal Reserve Bank at its inspection of us as of June 30, 2009, which was updated through December 31, 2009, the Federal Reserve Bank instructed our board of directors to adopt, no later than August 7, 2010, a board resolution whereby we will agree to obtain the written approval of the Federal Reserve Bank prior to:

• incurring additional indebtedness at the parent level, including indebtedness associated with trust preferred securities;

• taking any action that would cause a change in debt instruments relating to indebtedness incurred at the parent level;

• declaring or paying dividends to common or preferred shareholders;

• reducing our capital position by purchasing or redeeming treasury stock; and

• making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

Our board of directors approved such a resolution prior to the deadline set by the Federal Reserve Bank. As of November 8, 2010, we have been approved by the Federal Reserve Bank to make dividend payments on our Fixed Rate Cumulative Perpetual Preferred Stock, Series A that are due on November 15, 2010 and distributions for our outstanding trust preferred securities that are due on December 15 and 30, 2010. We can provide no assurance, however, that the Federal Reserve Bank will approve future dividend and distribution payments on these securities.

Following the delivery to us of a Joint Report of Examination from the FDIC and the Tennessee Department of Financial Institutions, or TDFI,  in January 2010 in connection with a regularly scheduled examination of the Bank in July 2009, the FDIC and TDFI indicated that they were considering an informal enforcement action in the form of a memorandum of understanding, or MOU,  an informal agreement between the Bank and its regulators that seeks to obtain corrective action by identifying the Bank’s problem areas and establishing responsibility for ensuring that deficiencies are addressed. In anticipation of the regulators directing the Bank to maintain higher levels of capital, the board of directors of the Bank adopted a series of resolutions putting into place responsive measures to strengthen the Bank’s capital position and overall balance sheet. These measures included (i) maintaining certain capital levels exceeding the minimum levels required under current regulations to be “well capitalized,” (ii) making provisions to increase our allowance for loan and lease losses and (iii) reducing the level of classified assets. To date, however, no MOU has been entered into by the Bank.

The TDFI and the FDIC performed an inspection of the Bank from August 2, 2010 to September 3, 2010 and are currently in the process of finalizing a new Joint Report of Examination based on this examination. The examination remains open with ongoing discussions regarding the classification of loans. We can provide no assurance that the Bank will not become subject to an informal or formal enforcement action arising from the completion of this examination.

Any enforcement action, whether informal or formal, to which we or the Bank become subject may include a varying degree of requirements or limitations in addition to those previously adopted by board resolution, as described above, including, among other things, restrictions on our ability to develop any new business, as well as restrictions on our existing business, and requirements that we raise additional capital, require increased levels of loan and lease loss allowance and/or dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material adverse effect on our business, operations, financial condition, results of operations and the value of our common stock.

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

Tennessee Commerce Bancorp, Inc.
(Registrant)

November 12, 2010	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
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