Form 10-K
period 2010-12-31
Tennessee Commerce Bancorp, Inc.
filed 2011-04-18
CIK 1323033

Use these links to rapidly review the document

TENNESSEE COMMERCE BANCORP, INC. CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2010 and 2009 and for the three-year period ended December 31, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-51281

Tennessee Commerce Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1815881 (I.R.S. Employer Identification No.)
381 Mallory Station Road, Suite 207, Franklin, Tennessee (Address of principal executive offices)	37067 (Zip Code)

Registrant's telephone number, including area code (615) 599-2274

         Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange of which registered)
Common Stock, $0.50 par value per share	NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

         Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at June 30, 2010 was $31.75 million, based upon the average sale price on that date.

         As of March 11, 2011, there were 12,194,884 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

         Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to registrant's Definitive Proxy Statement for its 2011 annual meeting of shareholders to be held on May 19, 2011, which will be filed with the Commission no later than April 19, 2011.

i

PART I

ITEM 1.    BUSINESS

General

        Tennessee Commerce Bancorp, Inc. (the "Corporation" or "we" or "us") is a Tennessee corporation that was formed as a bank holding company to own the shares of Tennessee Commerce Bank (the "Bank"). The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is a full service financial institution headquartered in Franklin, Tennessee, 15 miles south of Nashville, Tennessee. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation. The Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at December 31, 2010 of $1.5 billion. Although the Bank offers a full range of banking services and products, it operates with a focused "Business Bank" strategy. The Business Bank strategy emphasizes banking services for small-to medium-sized businesses, entrepreneurs and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank. This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

        The Bank does not compete based on the traditional definition of "convenience" and does not have a branch network for that purpose. Business is conducted from a single office without a teller line, drive-through window or extended banking hours. The Bank competes by providing responsive and personalized service to meet customer needs. Convenience is created by technology and by free courier service which transports deposits directly from the local business locations of customers to the Bank. The Bank provides free electronic banking and cash management tools and on-site training for business customers. The Bank competes for local consumer business by providing superior products, attractive deposit rates, free Internet banking services and access to a third party regional automated teller machine ("ATM") network. The Bank targets service, manufacturing and professional customers rather than retail businesses with high transaction volume.

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

        The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions. The Business Bank model creates a high degree of leverage. By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain earning assets at a higher level than peer institutions. Management targets a minimum earning asset ratio of 90.00% compared to the average of 86.28%, as of December 31, 2010, for all banks insured by the Federal Deposit Insurance Corporation ("FDIC"). Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans. Management targets a loan mix of approximately 60% commercial loans and 40% real estate. At December 31, 2010, the composition of the $1.23 billion loan portfolio was 52.71% commercial, 37.84% secured by real estate (both commercial and consumer), 9.15% in tax leases and 0.30% in consumer and credit card loans.

        In addition to lending in the local marketplace, the Bank generates assets in the national market by providing collateral-based loans to business borrowers located in other states through two types of indirect funding programs. In both programs, the transactions are originated by a third party, such as an equipment vendor or financial services company, who provides the Bank with a borrower's financial information and arranges for a borrower's execution of loan documentation. The Bank funds these transactions earning strong yields and has no servicing expense or residual risk in any transaction originated by these financial service companies and vendors. The Bank has management and personnel who are experienced in this type of transaction and are able to evaluate and partner effectively with the companies who originate these transactions. All indirect funding is secured by the business asset financed, and is subject to the Bank's minimum credit score and documentation standards. These national market transactions provide geographic and collateral diversity for the portfolio and represent 18.84% of the total loan portfolio at December 31, 2010.

        The two national market funding programs fund different-sized loans through two different networks. In the first type, the Bank uses an established network of financial service companies and vendor partners that provide the Bank funding opportunities to national middle-market and investment grade companies. At December 31, 2010, the average size of this type of loan in the loan portfolio was approximately $386,000 and earned an average yield of 6.17%. Funding under this program represents approximately 7.67% of the $1.23 billion total loan portfolio. In the second program, the Bank partners with a second network of financial service companies and vendors located in Tennessee, Alabama, Georgia, California and Michigan. This program is for smaller transactions involving loans to finance business assets that are less than $150,000 at origination. Management has installed a standardized credit approval process that delivers quick responsive service. At December 31, 2010, the average size of this type of loan in the loan portfolio was approximately $40,000, and the average yield on these loans was 5.63%. Funding under this program represents 11.17% of the $1.23 billion total loan portfolio.

        Management believes the Business Bank model is highly efficient. The Bank targets the non-retail sector of the commercial market, which is characterized by lower levels of transactions and processing costs. The commercial customer mix and the strategic outsourcing of certain administrative functions, such as data processing, allow the Bank to operate with a smaller, more highly trained staff. Management targets an average asset per employee ratio of $15.0 million compared to all banks insured by the FDIC of $6.55 million at December 31, 2010. The Bank also promotes the use of technology, both internally and externally, to maximize the efficiency of operations. Management targets an operating efficiency ratio (total operating expense divided by total revenue) of 45% to 50%.

        The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions ("TDFI") and the FDIC.

        The Bank's principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

        As a bank holding company, the Corporation's activities are subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Corporation's offices are the same as the principal office of the Bank. On March 29, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the "Trust I"). In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the "Trust II") and in July 2008, the Corporation formed a wholly owned subsidiary, TCB Commercial Asset Services, Inc ("TCB"). As of December 31, 2010, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 810, "Consolidation" ("FASB ASC 810"). Material intercompany accounts and transactions have been eliminated.

Corporation Overview

        The Corporation, headquartered in Franklin, Tennessee, is the holding company for the Bank, and the Corporation's primary business is to operate the Bank. The Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville Metropolitan Statistical Area ("MSA"), as well as the funding needs of certain national and regional equipment vendors and financial services companies. The Corporation calls this strategy its Business Bank strategy. The Corporation and Bank primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville. To concentrate on lending within Tennessee, as of January 31, 2011, the Bank closed its three loan production offices—one in each of Birmingham, Alabama, Minneapolis, Minnesota and Atlanta, Georgia.

        The Bank offers a full range of competitive retail and commercial banking services to local customers in the Nashville MSA. The Bank's deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts. Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. The Bank issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards. The Bank also offers check cards and debit cards and offers its local customers free courier services, access to third-party ATMs, remote deposit and state-of-the-art electronic banking. The Bank has trust powers but does not have a trust department.

Employees

        At December 31, 2010, the Bank employed 99 people on a full-time basis. The Corporation has entered into employment agreements with two of its executive officers who are also employees of the Bank. The Bank's employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

General

        The Corporation is regulated as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as such. The Corporation is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve Board, and of the Securities and Exchange Commission ("SEC") under federal securities laws.

        The Bank, a wholly-owned subsidiary of the Corporation, is a Tennessee state-chartered bank that is subject to regulation, examination and supervision by the TDFI, as the Bank's state regulator, and the FDIC, as the Bank's primary federal regulator and insurer of deposits placed at the Bank.

        The following discussion is intended to provide a summary of the material statutes and regulations applicable to bank holding companies and state-chartered commercial banks, and does not purport to be a comprehensive description of all such statutes and regulations.

  Bank Holding Company Regulation

        The BHC Act provides a federal framework for the supervision and regulation of all U.S. bank holding companies and the subsidiaries of such companies. Among the principal purposes of the BHC Act is to protect the safety and soundness of banks controlled by a corporate entity. The BHC Act provides for all bank holding companies to be supervised on a consolidated basis by the Federal Reserve Board. Consolidated supervision of a bank holding company encompasses the parent company and its nonbank subsidiaries, and allows the Federal Reserve Board to understand the organization's structure, activities, resources, and risks, as well as to address financial, managerial, operational, or other deficiencies before they pose a danger to the holding company's subsidiary depository institution.

        To carry out these responsibilities, the BHC Act grants the Federal Reserve Board authority to inspect and obtain reports from a bank holding company and its nonbanking subsidiaries concerning, among other things, the company's financial condition, systems for monitoring and controlling financial and operational risks, and compliance with the BHC Act and other federal laws (including consumer protection laws) that the Federal Reserve Board has specific jurisdiction to enforce. In addition, federal law authorizes the Federal Reserve Board to take action against a bank holding company or nonbank subsidiary to prevent these entities from engaging in "unsafe or unsound" practices or to address violations of law that occur in connection with their own business operations even if those operations are not directly connected to the bank holding company's subsidiary depository institution. Using its authority, the Federal Reserve Board also has established consolidated capital standards for bank holding companies, which help to ensure that each bank holding company maintains adequate capital to support its enterprise-wide activities, does not become excessively leveraged, and is able to serve as a source of strength for a subsidiary depository institution.

        As a bank holding company, the Corporation is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also conducts periodic inspections of the Corporation and has the authority to issue enforcement actions against the Corporation.

        Capital Requirements and Source of Financial Strength.    According to Federal Reserve Board policy and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), bank holding companies are required to act as a source of financial strength to each subsidiary bank and to commit required resources to support each such subsidiary in the event of financial distress of the subsidiary. This support can include precluding the Corporation from paying any dividends or distributions on its outstanding securities, including its trust preferred securities and preferred stock. Moreover, this support obligation may be required at times when a bank holding company may not have the financial means or is otherwise unable to provide such support.

        The capital-based prompt corrective action provisions first implemented as part of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") and implementing regulations, as discussed below, have historically applied only to FDIC-insured depository institutions rather than being directly applicable to holding companies that control such institutions. However, legislation enacted in July 2010 mandates that new minimum leverage and risk-based capital requirements be imposed on bank holding companies, and the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon any subsidiary depository institution pursuant to such provisions and regulations.

        Payment of Dividends.    The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow to the Corporation, including cash flow to pay dividends to holders of trust preferred securities of the Corporation's trusts, holders of the Fixed Rate Cumulative Perpetual Preferred Stock of the Corporation Series A ("Series A Preferred Stock") and to the holders of the Corporation's common stock, is derived from dividends that the Bank pays to the Corporation as its sole shareholder. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, the Corporation would not be able to pay the Corporation's debts as they become due in the usual course of business or the Corporation's total assets would be less than the sum of the Corporation's total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation's board of directors must consider the Corporation's current and prospective capital, liquidity, and other needs.

        In addition to the limitations on the Corporation's ability to pay dividends under Tennessee law, the Corporation's ability to pay dividends on the Corporation's common stock is also limited by the Corporation's participation in the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP") and by certain statutory or regulatory limitations. See "Emergency Economic Stabilization Act of 2008." The terms of the Series A Preferred Stock issued to the U.S. Department of the Treasury ("Treasury") under the TARP-CPP include a restriction against increasing the Corporation's common stock dividends from levels at the time of the initial investment by Treasury and prevent the Corporation from redeeming, purchasing or otherwise acquiring its common stock other than pursuant to certain stated exceptions. Historically, the Corporation has paid no dividends on its common stock. Therefore, the Corporation would have to seek Treasury's consent to pay any dividends on shares of Corporation common stock. These restrictions will terminate on the earlier of the third anniversary of the date of issuance of the Series A Preferred Stock to Treasury (which is December 19, 2011) and the date on which the Series A Preferred Stock issued to Treasury is redeemed in whole or Treasury has transferred all of its Series A Preferred Stock to third parties. In addition, the Corporation will be unable to declare or pay dividends or make distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other stock ranking junior to, or in parity with, the Series A Preferred Stock if the Corporation fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series A Preferred Stock. A failure to pay dividends on our Series A Preferred Stock for six quarters (whether or not consecutive) would permit the Treasury to appoint up to two directors to the Corporation's board of directors.

        The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit the payment of dividends by bank holding companies if such payment would constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as increasing indebtedness by borrowing. Furthermore, the TDFI and the FDIC also each have authority to restrict or prohibit the payment of dividends by a bank when either regulator determines that such payment constitutes an unsafe or unsound banking practice. See "Bank Regulation—Limitation on Capital Distributions."

        Transactions with Affiliates Restrictions.    Transactions between the Bank and the Corporation and its subsidiaries are subject to various conditions and limitations under federal laws, as described in "Bank Regulation—Transactions with Affiliates." Specifically, the Bank is subject to restrictions under federal laws which limit the transfer of funds by the Bank to the Corporation or its subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or its subsidiaries are limited in amount to 10% of the Bank's capital and surplus and, with respect to the Corporation and the Bank, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. See "Bank Regulation—Transactions with Affiliates."

        Activities Restrictions.    In approving acquisitions by bank holding companies of banks and companies engaged in the banking-related activities described above, the Federal Reserve Board considers a number of factors, including the expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

        The United States Department of Justice may, within 30 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both federal and applicable state antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

        Change of Control.    The BHC Act and Change in Bank Control Act require, with few exceptions, Federal Reserve Board approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Corporation. Among other criteria, under the BHC Act, Change in Bank Control Act, and Federal Reserve Board regulations thereunder, "control" is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of a bank or its holding company. Under Federal Reserve Board regulations, control is presumed to exist, subject to rebuttal, if a person or company acquires, directly or indirectly, more than 10% of any class of voting stock of a bank or its holding company if (i) the bank or holding company has registered securities under section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction.

  Bank Regulation

        The Bank is a Tennessee state-chartered bank and is subject to the regulations of and supervision by the FDIC as well as the Commissioner of the TDFI (the "Commissioner"), Tennessee's state banking authority. Given that the Bank is not a member of the Federal Reserve System, its primary federal regulator is the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including without limitation, restrictions on permitted activities, requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

        Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board. In addition to such regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board, which attempts to control the money supply and credit availability in order to influence the economy.

        The FDIC and the Commissioner periodically conduct examinations of the Bank. If, as a result of an examination of the Bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Bank could be subjected to various remedial actions including enforcement actions to:

  •
  enjoin the Bank from engaging in "unsafe or unsound" practices;

  •
  require affirmative action to correct any conditions resulting from any violation or practice;

  •
  issue an administrative order that can be judicially enforced;

  •
  direct an increase in capital, loan loss allowances, or take additional write-downs on asset valuations;

  •
  restrict our lending operations and the growth of the Bank;

  •
  assess civil monetary penalties;

  •
  remove officers and directors; and ultimately

  •
  terminate the Bank's deposit insurance and commence receivership proceedings.

        Violation of a formal enforcement order also would be grounds for the assessment of civil money penalties against the Bank, the Corporation and/or any or all of their respective officers or directors contributing to the violation. The Commissioner has many of the same remedial powers, including the power to appoint the FDIC as receiver of any insured state bank that has been closed on account of the bank's inability to meet the demands of its depositors, or otherwise is operating in an unlawful, unsafe, or unsound manner, which includes operating with impaired capital. On March 17, 2011, the Commissioner and the FDIC advised the Bank that each agency will be seeking enforcement orders against the Bank. Management is currently in discussions with the FDIC and TDFI and any consent enforcement agreements would be subject to negotiation before issuance. For more information regarding the potential scope and terms of the enforcement actions, see the discussion under "Enforcement" below.

        Moreover, as of March 17, 2011, the Bank has been deemed to be in troubled condition. As a result, the Bank is now required to seek prior FDIC written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer's responsibilities. Moreover, the Bank and the Corporation are subject to restrictions under the FDIC's Golden Parachute and Indemnification Regulation, which generally precludes entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank would be unable to bid on any failed banks from the FDIC.

        The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays an assessment. See the discussion on "Insurance of Deposit Accounts" below.

        Capital Requirements and Prompt Corrective Action Regulations.    The FDIC evaluates capital, as an essential component, in determining the safety and soundness of state nonmember banks it supervises and/or insures the deposits of. Accordingly, the FDIC has established certain criteria and standards for calculating the minimum leverage capital requirement applicable to banks and in determining a bank's capital adequacy. The FDIC also must evaluate an institution's capital for purposes of determining whether the institution is subject to the prompt corrective action ("PCA") provisions set forth in section 38 of the FDIA.

        Section 38 of the FDIA, as amended by FDICIA, requires regulators to classify depository institutions into one of five capital categories based on their level of capital and take increasingly severe actions, known as "prompt corrective action," as an institution's capital deteriorates. Under the FDIC's "prompt corrective action" regulations, the FDIC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the bank's capital level under three measures:

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Leverage Capital
Well capitalized*	10% or more and	6% or more and	5% or more
Adequately capitalized	8% or more and	4% or more and	4% (3% for 1-rated institutions) or more
Undercapitalized	Less than 8% or	Less than 4% or	Less than 4%
Significantly undercapitalized	Less than 6% or	Less than 3% or	Less than 3%
Critically undercapitalized	An institution is critically undercapitalized if its tangible equity is 2% or less regardless of its other capital ratios.

*
In addition to meeting or exceeding the applicable target ratios, in order to be considered well capitalized, an institution also may not be subject to a formal written order concerning capital. An institution that satisfies the capital measures for a well-capitalized institution but is subject to a formal enforcement action that requires it to meet and maintain a specific capital level is considered to be adequately capitalized for PCA purposes.

        Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

        Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders from its regulator to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator generally within 90 days of the date on which they became critically undercapitalized.

        As a banking institution's capital position deteriorates, it is subject to varying and increasingly restorative enforcement actions. These sanctions may include compliance with a capital plan or agreement with the regulator, limitations on activities and, ultimately, a termination of deposit insurance. As implemented by the FDIC, where it determines that the financial history or condition, managerial resources and/or the future earnings prospects of a bank are inadequate, or where a bank has sizable off-balance sheet or funding risks, significant risks from concentrations of credit or nontraditional activities, excessive interest rate risk exposure, or a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC will take these other factors into account in analyzing the bank's capital adequacy and may determine that the minimum amount of capital for that bank is greater than the generally-imposed minimum standards for all banks.

        Moreover, under the rules and regulations of the FDIC, as a Bank deemed to be in troubled condition, the Bank is required to seek prior FDIC written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer's responsibilities. Moreover, the Bank and the Corporation would be subject to restrictions under the FDIC's Golden Parachute and Indemnification Regulation, which generally precludes entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank would be unable to bid on any failed banks from the FDIC.

        Limitation on Capital Distributions.    Federal and state statutory and regulatory requirements can restrict the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. Under the FDIA, the Bank may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if the bank is in default in the payment of any assessments due the FDIC. The Bank is also subject to the minimum capital requirements of the FDIC, which impact the Bank's ability to pay dividends. If the Bank fails to meet these standards, it may not be able to pay dividends or accept additional deposits pursuant to regulatory requirements.

        If, in the opinion of the FDIC or the Federal Reserve Board, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound, such authority may require that the institution or holding company cease and desist from such practice. The FDIC and the Federal Reserve Board have each indicated that paying dividends that deplete a depository institutions or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings. The Bank is also restricted from paying dividends under certain circumstances by the Tennessee Banking Act and implementing regulations, under which the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two years without the prior approval of the TDFI.

        Liquidity.    The Bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. The FDIC expects institutions to use liquidity measurement tools that match their funds management strategies and that provide a comprehensive view of an institution's liquidity risk. The guidance further provides that risk limits should be approved by an institution's Board of Directors and should be consistent with the measurement tools used.

        Insurance of Deposit Accounts.    The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank is required to pay deposit insurance assessments into the FDIC's Deposit Insurance Fund ("DIF"). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. As a result of increased bank failures and a decrease in the DIF, in December 2009, the FDIC required all insured depository institutions to prepay three years' worth of insurance premiums with the prepayment including an assumed 5% annual growth rate in the projected assessment base and a three basis point increase in the annual assessment rate for 2011 and 2012. The FDIC has stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system in future years, pursuant to notice-and-comment rulemaking procedures provided by statute. Therefore, continued actions by the FDIC could significantly increase the Bank's noninterest expense in fiscal 2011 and for the foreseeable future.

        On February 7, 2011, the FDIC Board approved a final rule that implements a revised deposit insurance assessment system mandated by the Dodd-Frank Act, including a new pricing structure for institutions with more than $10 billion in assets. The new assessment structure modifies an institution's current deposit insurance assessment base from adjusted domestic deposits to an institution's average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Under the new system, Tier 1 capital is used as the measure for tangible equity. Depository institutions with less than $1 billion in assets will report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base would be larger than the current base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The new system eliminates the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Furthermore, the new system calls for the indefinite suspension of dividends whenever the fund reserve ratio exceeds 1.50%. In lieu of dividends, however, the new system permits additional rate schedules with progressively lower rates that would go into effect without further action by the FDIC Board when the fund reserve ratio reaches certain milestones. Importantly, the final rule retains the FDIC Board's flexibility to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, but provides that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than two basis points; and (2) cumulative increases and decreases cannot be more than two basis points higher or lower than the total base assessment rates.

        The changes will generally take effect as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The Corporation and Bank are currently evaluating the impact that the new assessment base final rule will have on our financial position and results of operations. While the new system is expected to have a positive effect on small institutions (those with less than $10 billion in assets) such as the Bank given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Bank's and, therefore, the Corporation's liquidity and financial results in future periods.

        Brokered Deposits and Pass-Through Insurance.    The FDIC has adopted regulations governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing national or local (if approved) average market rate, as specified by regulation. There are no such restrictions on a bank that is well capitalized. The Dodd-Frank Act requires that the FDIC submit a study to Congress by July 21, 2011, recommending statutory changes to the brokered deposit restrictions, which could impact the Bank's future ability to accept deposits deemed to be brokered as well as any related deposit insurance premiums on such deposits.

        Loans to One Borrower.    Under Tennessee banking law, state banks are generally prohibited from lending to any one person, firm or corporation (including loans to a firm or loans to the several members thereof) more than 15% of the bank's capital, surplus and undivided profits. However, the loans may be in excess of that percent, but generally not above 25%, if each specific loan in excess of 15% is first submitted to and approved in advance in writing by the bank's board of directors or a committee thereof, and a record is kept of the written approval. For any situation or circumstance in which no loan limit is applicable to a national bank, Tennessee law offers the same treatment for state-chartered banks, and therefore no loan limit would be applicable to any state bank in such situations or circumstances to the same extent as a national bank.

        Transactions with Affiliates.    The Bank's authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W adopted thereunder by the Federal Reserve Board, as made applicable to state-chartered nonmember banks by the FDIA. In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions, referred to as "covered transactions," are subject to quantitative limits based on a percentage of the Bank's capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank.

        Loans to Insiders.    The Bank's authority to extend credit to "insiders," which include the Bank's directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to the Bank under Tennessee banking law. Among other things, these provisions require that extensions of credit to insiders:

  •
  be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

  •
  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.

        In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

        Consumer Protection and Other Laws and Regulations.    The Bank is subject to various laws and regulations dealing generally with consumer protection matters, and may be subject to potential liability under these laws and regulations for material violations. The Bank's lending operations are also subject to federal laws applicable to consumer credit transactions, such as the:

  •
  Federal Truth in Lending Act, governing disclosures of credit terms for open-end and closed-end loan products to consumer borrowers;

  •
  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act ("FACT Act"), governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

  •
  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

  •
  Servicemembers' Civil Relief Act, providing certain protections to members of the armed forces while in active military service;

  •
  Real Estate Settlement Procedures Act, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank's deposit operations are subject to federal laws applicable to deposit transactions, such as the:

  •
  Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

  •
  Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

  •
  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        Community Reinvestment Act.    Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Rather, the CRA requires the FDIC, in connection with its periodic examinations of the Bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. In particular, CRA regulations rate an institution based on its actual performance in meeting community needs by means of an assessment system that focuses on three tests:

  •
  a lending test, to evaluate the institution's record of making loans in its assessment area(s);

  •
  an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area, or a broader area that includes its assessment areas; and

  •
  a service test, to evaluate the institution's delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

        The CRA also requires all institutions to publicly disclose their CRA ratings. The Bank received a rating of "Satisfactory" at its most recent CRA examination.

        Prohibitions Against Tying Arrangements.    The Bank and Corporation are subject to prohibitions on certain tying arrangements involving products or services offered by its holding company affiliates. The Bank, as well as the Corporation and its subsidiaries, is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates rather than from a competitor of the institution or its affiliates.

        Privacy Provisions.    The Bank has a privacy policy in place and is required to disclose its privacy policy, which includes identifying parties with whom it shares a customer's "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. The Bank is required to provide its customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties except under limited circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

        Identity Theft Prevention.    The federal banking agencies, including the FDIC, issued a joint rule implementing Section 315 of the FACT Act, requiring each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (a "Program") to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Among the requirements under the rule, the Bank is required to adopt "reasonable policies and procedures" to:

  •
  identify relevant Red Flags for covered accounts and incorporate those Red Flags into the Program;

  •
  detect Red Flags that have been incorporated into the Program;

  •
  respond appropriately to any Red Flags that are detected to prevent and mitigate identity theft; and

  •
  ensure the Program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

        Anti-Money Laundering/Combating Terrorist Financing Requirements.    The Corporation and the Bank are subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act ("USA PATRIOT Act"), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

        Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

  •
  financial institutions must establish an anti-money laundering program that, at a minimum, includes: (i) internal policies, procedures, and controls designed to detect and prevent money laundering activities, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

  •
  financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

  •
  financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls to detect and report instances of money laundering through those accounts;

  •
  financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

  •
  bank regulators are directed to consider a bank's or holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        The Office of Foreign Assets Control ("OFAC"), which is a division of Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with the individuals and entities named on OFAC's list of Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction account or wire transfer that is on an OFAC list, the Bank is required to investigate, and if the match is confirmed, the Bank must take additional actions including freezing such account, filing a suspicious activity report and notifying the FBI. Failure to comply may result in fines and other penalties. OFAC has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

        Enforcement.    The TDFI and FDIC have primary enforcement responsibility over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, or other unsafe or unsound practices. Moreover, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency. On March 17, 2011, the Bank was notified that both the TDFI and FDIC would be seeking enforcement actions against the Bank as a result of their recently completed joint examination. Management is currently in discussions with the FDIC and TDFI and any consent enforcement agreements would be subject to negotiation before issuance. Based on the joint examination and these discussions to date, any enforcement action to which the Bank may become subject could include, but would not be limited to, a varying degree of requirements, including, among other things, a requirement that the Bank increase its capital ratios, improve asset quality, increase earnings, improve liquidity, improve sensitivity to market risk, alter our capital adequacy category, increase the level of our loan and lease loss allowance, dispose certain assets and liabilities within a prescribed period of time or both, develop a strategic plan governing the Bank's future operations, address potential regulatory violations as well as management's performance in addressing the foregoing perceived deficiencies. Moreover, the FDIC and TDFI have advised the Bank because of perceived inadequacies in its allowance for loan and lease losses, and loan impairment methodologies, the Bank may also need to restate its allowance for loan losses in one or more prior periods and restate prior regulatory reports. FDIC and TDFI have proposed an increase in our allowance for loan and lease losses of up to approximately $16 million, an amount not recognized in the financial statements to this annual report. We do not concur with this amount and our regulators have not provided us with their methodology. Accordingly, if ultimately required, the increase to our allowance for loan and lease losses may differ from the amount our regulators are requiring.

        Depositor Preference.    The Omnibus Budget Reconciliation Act of 1993 sets forth a national depositor preference framework that provides that if an insured depository institution is placed into receivership by the FDIC, all receivership claimants are subject to the following general preference scheme:

  •
  administrative expenses of the receiver;

  •
  secured claims;

  •
  domestic deposits, both insured and uninsured;

  •
  foreign deposits and other general creditor claims;

  •
  subordinated creditor claims; and

  •
  shareholders.

This means that, in the event that an insured depository institution is placed into receivership, claims of the FDIC for administrative expenses, secured creditors, and domestic depositors, would be afforded payment priority from the assets of the failed institution over general unsecured claims, including federal funds and letters of credit, as well as claims of subordinated creditors and shareholders, in the "liquidation or other resolution" of such an institution by the FDIC as receiver.

        Actions taken by Congress and bank regulatory agencies in response to recent market instability.    In response to volatility in the U.S. financial system in recent years, Congress as well as the federal banking agencies, have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions. The following discussion is intended to provide a general summary of major governmental actions initiated in recent years that have affected the Corporation and Bank and are likely to continue.

        Emergency Economic Stabilization Act of 2008.    The Emergency Economic Stabilization Act of 2008 ("EESA"), enacted on October 3, 2008, provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program ("TARP") to purchase from financial institutions up to $700 billion of troubled assets, including residential or commercial mortgages and related securities, obligations, or other instruments. As a component of the TARP program, on October 14, 2008, the Treasury announced the Capital Purchase Program ("CPP") under EESA, pursuant to which the Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms. The Corporation applied for, and Treasury approved, a capital purchase in the amount of $30 million under the TARP-CPP. The TARP-CPP transaction closed on December 19, 2008, on which date the Corporation entered into a Letter Agreement with Treasury, pursuant to which the Corporation issued and sold to Treasury, for an aggregate purchase price of $30 million in cash, (i) 30,000 shares of Series A Preferred Stock having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 461,538 shares of common stock, at an exercise price of $9.75 per share, subject to certain anti-dilution and other adjustments. The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. As a participant in the TARP-CPP, the Corporation is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends and can be subject to the appointment of new directors to our board if we miss six dividend payments on such securities.

        American Recovery and Reinvestment Act of 2009.    On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 ("ARRA") into law as a $787 billion dollar economic stimulus. The stimulus includes discretionary spending for among other things, infrastructure projects, increased unemployment benefits and food stamps, as well as tax relief for individuals and businesses. Among other things, the ARRA amended certain provisions of EESA, including replacing Section 111 of EESA in its entirety. The new Section 111 allows a TARP recipient, subject to consultation with the appropriate federal banking agency, to repay any assistance previously received pursuant to the program without regard to the source of replacement funds or any waiting period. Under Section 111 of EESA, as amended, and the implementing regulations of the SEC and Treasury, the Corporation and its subsidiaries must comply with certain standards and requirements regarding executive compensation and corporate governance, including a requirement to permit at each annual or other meeting of the Company's shareholders, a separate shareholder vote to approve, on a non-binding advisory basis, the executive compensation paid by the Corporation for as long as TARP funds remain outstanding.

        Legislative and Agency Programs Being Phased Out.    Various recovery programs implemented in connection with legislative and agency efforts described above in response to deteriorating economic conditions during 2007-2009 have either been phased out in 2010 or are in the course of being phased out. For example, the FDIC established the Temporary Liquidity Guarantee Program ("TLGP") in October 2008 to (i) guarantee certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009; and (ii) provide unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2009, which was extended to December 31, 2010. The Debt Guarantee Program ("DGP") component of the TLGP was intended to provide liquidity to the inter-bank lending market and promote stability in the unsecured funding market. Entities issuing guaranteed debt under the DGP were bound by the program's requirements, which included the payment of assessments that are determined by multiplying the amount of FDIC-guaranteed debt times the term of the debt (expressed in years) times an annualized assessment rate.

        Under the Transaction Account Guarantee Program ("TAGP") component of the TLGP, non-interest bearing transaction accounts were fully insured through December 31, 2010. Non-interest bearing transaction accounts are generally defined as any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. However, for purposes of the TAGP, the FDIC included in the definition of noninterest-bearing transaction account: (i) accounts commonly known as Interest on Lawyers Trust Accounts ("IOLTAs") and functionally equivalent accounts; and (ii) NOW accounts with interest rates no higher than 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010 for which the insured depository institution at which the account is held has committed to maintain the interest rate at or below 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010. As a participant in the TAGP, the Bank was bound by the requirements of the program, including the quarterly payment of an annualized assessment, depending on its risk category, on any deposit amounts exceeding the deposit insurance limit of $250,000. For a discussion on deposit insurance assessment requirements applicable to the Bank, see "Bank Regulation—Insurance of Deposit Accounts."

        Effective January 1, 2011, and as a result of the Dodd-Frank Act (discussed below), the FDIC offers a temporary modified program that provides full deposit insurance coverage for noninterest-bearing transaction accounts for a two-year period ending December 31, 2012. The new law applies to all insured depository institutions and, unlike the TAGP, no opt outs are permitted and neither low-interest NOW accounts nor IOLTAs are covered. There is no separate assessment applicable on these covered accounts but all institutions are required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC's exposure under this program.

        Dodd-Frank Act.    On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

        The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

        Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on corporate demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company's interest expense.

        Bank holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, can continue to include as Tier 1 capital certain trust preferred securities that were issued before May 19, 2010. However, trust preferred securities issued after May 19, 2010 by a holding company with assets of $500 million or more, will no longer count as Tier 1 capital, but will be entitled to treatment as Tier 2 capital.

        The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and allow greater access by shareholders to the Company's proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The new bureau would have broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer financial products or services, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, while depository institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

        Small Business Act of 2010.    As part of the Small Business Act of 2010, the Small Business Lending Fund (the "SBLF") was created within the Treasury Department. Under the program, the SBLF will buy preferred shares from banks, with the rate of return on these shares directly tied to the increase in small business lending undertaken at the bank. To date, the Bank has not elected to participate in the SBLF.

        Federal Securities Laws.    The Corporation's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Corporation is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

        Listing on Nasdaq.    The Corporation's common stock is listed on the Nasdaq Global Market. In order to maintain such listing, the Corporation is subject to certain corporate governance requirements, including:

  •
  a majority of its board must be composed of independent directors;

  •
  a requirement to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the Financial Industry Regulatory Authority and by Exchange Act regulations;

  •
  requirements for its nominating committee and compensation committee to also be composed of independent directors, except under exceptional and limited circumstances; and

  •
  a requirement for each of its audit committee and nominating committee to have a publicly available written charter.

        Sarbanes-Oxley Act of 2002.    As a public company, the Corporation is subject to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing including:

  •
  auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

  •
  additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

  •
  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's regulator and the FDIC; the Corporation's assessment of internal control over financial reports is included in Part II, Item 9A of this 10-K;

  •
  a requirement that an independent accountant for a large accelerated filer or accelerated filer must provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting; pursuant to a permanent exemption granted under the Dodd-Frank Act for smaller reporting companies, the Corporation is not subject to the independent accountant attestation requirement;

  •
  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies, including how they interact with the company's independent auditors; and

  •
  a range of enhanced disclosure requirements as well as penalties for fraud and other violations.

        Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Effect of Governmental Policies

        The Corporation and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve Board are: (i) purchases and sales of U.S. Government securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve System; (iii) and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

        The monetary policies of the Federal Reserve Board and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings. Bills are pending before the United States Congress and the Tennessee General Assembly and proposed regulations are pending before the various state and federal regulatory agencies that could affect the business of the Corporation and the Bank. It cannot be predicted whether or in what form any of these or future proposals will be adopted or the extent to which the business of the Corporation and the Bank may be affected thereby.

Availability of Information

        The Corporation files periodic reports with the SEC, which maintains an Internet website, www.sec.gov that contains reports, proxy and information statements, and other information regarding the Corporation that it files electronically with the SEC. The Corporation makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on the Bank's website at www.tncommercebank.com under the "Investor Relations" heading.

ITEM 1A.    RISK FACTORS

The Bank is subject to periodic joint examinations by the FDIC and TDFI and the Corporation is subject to periodic inspections by the Federal Reserve Bank. The Bank's regulators have proposed certain enforcement actions and are seeking the restatement of certain regulatory financial statements, which could result in the restatement of the Corporation's financial statements for the same periods. These enforcement actions and requested restatements could have a material adverse effect on our business, operations, financial condition, results of operations and the value of our common stock.

        A joint examination of the Bank by the FDIC and TDFI occurred from August 2, 2010 to September 3, 2010 and the Federal Reserve Bank of Atlanta has recently commenced a regular inspection of the Bank. As a result, the of the Bank examination, the Bank was been deemed to be in troubled condition on March 17, 2011. Accordingly, the Bank and Corporation are now subject to certain restrictions and limitations, which include seeking prior regulatory written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer's responsibilities. Moreover, the Bank and the Corporation are subject to restrictions under the FDIC's Golden Parachute and Indemnification Regulation, which generally preclude entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank is unable to bid on any failed banks from the FDIC.

        Based upon the Bank examination, we have been advised that the FDIC and TDFI will be seeking formal enforcement actions. Management is currently in discussions with the FDIC and TDFI and any consent enforcement agreements would be subject to negotiation before issuance. Based on the joint examination and these discussions to date, any enforcement action to which the Bank may become subject could include, but would not be limited to, a varying degree of requirements, including, among other things, a requirement that the Bank increase its capital ratios, improve asset quality, increase earnings, improve liquidity, improve sensitivity to market risk, alter our capital adequacy category, increase the level of our loan and lease loss allowance, dispose certain assets and liabilities within a prescribed period of time or both, develop a strategic plan governing the Bank's future operations, address potential regulatory violations as well as management's performance in addressing the foregoing perceived deficiencies. Moreover, the FDIC and TDFI have advised the Bank because of inadequacies in its allowance for loan and lease losses, and loan impairment methodologies, a restatement of the Bank's allowance for loan and lease losses in its periodic reports to the regulators for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010 should be restated. Although the FDIC and TDFI focused on these three reporting periods in the examination, we anticipate that any restatement could also include financial statements for the period ending September 30, 2010. Restatement of the Bank's regulatory periodic reports likely will result in the restatement of the Corporation's financial statements for the same periods and included in this annual report. We strongly disagree with many of the findings in the report of examination, especially the factors giving rise to the need to restate our prior financial statements, primarily due to differences in our loan and lease loss impairment analysis. However, the changes that may be made in the restatement may be material in the quarter made and may be material to the full year period in which the quarterly results are included. FDIC and TDFI have proposed an increase in our allowance for loan and lease losses of up to approximately $16 million, an amount not recognized in the financial statements to this annual report. We do not concur with this amount and our regulators have not provided us with their methodology. Accordingly, if ultimately required, the increase to our allowance for loan and lease losses may differ from the amount our regulators are requiring. In accordance with established procedures of the FDIC and TDFI we plan to vigorously appeal what we believe to be the various inaccuracies contained in the report of examination, including the required impairment charges. While we have 60-days to file an appeal after the receipt of a material supervisory determination, we cannot predict the timing of a final regulatory determination or whether we will prevail. Moreover, based on the ongoing inspection of the Corporation by the Federal Reserve Bank, it is possible that the Federal Reserve Bank would seek an enforcement action involving the Corporation with respect to similar issues. The terms of any enforcement actions, or the amount of any restatement could have a material adverse effect on our business, operations, financial condition, results of operations and the value of our common stock.

In the future we may be subject to regulatory actions that restrict our ability to satisfy our obligations under our Series A Preferred Stock and outstanding trust preferred securities, which could result in defaults that could have a material adverse effect on our business, operations, financial condition, or results of operations.

        In August 2010, pursuant to a request from the Federal Reserve Bank as a result of its 2009 inspection of us, our board of directors adopted resolutions whereby we agreed to obtain the written approval of the Federal Reserve Bank prior to:

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

        As of February 9, 2011 and March 1, 2011, we were approved by the Federal Reserve Bank to make dividend payments on our Series A Preferred Stock that were due on February 15, 2011 and distributions for our outstanding trust preferred securities that were due on March 15, 2011 and March 31, 2011. However, the Federal Reserve Bank advised the Corporation that approval of future payments will be dependent upon noticeable improvement in the Corporation's consolidated financial condition and performance as determined by the Bank's primary regulators and the Federal Reserve Bank. Based upon the Bank's recent examination findings, we can provide no assurance, however, that the Federal Reserve Bank will approve future dividend and distribution payments on these securities.

        If we are prohibited by the Federal Reserve Bank from making future dividend and distribution payments, we may experience a default under our Series A Preferred Stock or outstanding trust preferred securities, which could give the holders of such stock and securities the right to enforce remedies available to them under the terms of the Series A Preferred Stock or trust preferred securities, including, for the trust preferred securities, the right to institute a legal proceeding against the Company to enforce the full and unconditional guarantee of the Company for payment of distributions due to the holders of such securities on specified dates. Any such actions could have a material adverse effect on our business, operations, financial condition or results of operations. As noted above, if the Corporation fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series A Preferred Stock, it will be unable to declare or pay dividends or make distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other stock ranking junior to, or in parity with, the Series A Preferred Stock. Moreover, if we are unable to pay dividends on our Series A Preferred Stock for six quarters (whether or not consecutive), the Treasury is authorized to appoint up to two directors to our board of directors.

Our concentration of commercial and industrial loans expose us to credit risks.

        At December 31, 2010, our portfolio of commercial and industrial loans totaled $648.2 million, or 52.7% of total loans. This type of loans generally exposes us to a greater risk of nonpayment and loss than other non-commercial loans because repayment of such loans often depends on the successful operations and income stream of the borrowers. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to other non-commercial loans and many of our borrowers have more than one such loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to other non-commercial loans. Further, we could sustain losses if we incorrectly assess the creditworthiness of such borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provision for loan losses to increase, which could adversely affect our results of operations and financial condition.

        Commercial and industrial loans are generally secured by a variety of forms of collateral related to the underlying business, such as equipment, accounts receivable and inventory. Should a loan require us to foreclose on the underlying collateral, the foreclosure expense may be significant if the collateral is of a unique nature. The collateral may be difficult to liquidate, and weak market conditions may depress the value of such collateral, increasing the risk to us of recovering the principal amount of the loan. Accordingly, our financial condition may be adversely affected by defaults in this portfolio.

We have a concentration of credit exposure to borrowers in the transportation industry.

        At December 31, 2010, we had total credit exposure to borrowers in the transportation industry of $127.9 million, or 10.4% of our total loans. Our borrowers in this industry are primarily small businesses and owner-operators. This industry is experiencing adversity in the current economic environment and, as a result, some borrowers in this industry have been unable to perform their obligations under their loan agreements with us, which has negatively impacted our results of operations. When any of these borrowers default on the corresponding loans, we typically repossess the transportation-related collateral, primarily over-the-road tractors, and endeavor to sell the asset at retail value through selected dealers. During fiscal year 2010, we repossessed approximately 865 trucks in connection with defaulted loans in this industry and resold approximately 375 trucks we had repossessed. If the current recessionary environment continues, additional borrowers in this industry may be unable to meet their obligations under existing loan agreements, which could cause our earnings to be negatively impacted. Further, we may not be able to sell repossessed assets in this industry at favorable prices, which could have an adverse effect on our net income. Any of our large credit exposures in this industry that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

Our current sources of funds might not be sufficient to meet our future liquidity needs.

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. The primary sources of our funds are loan repayments and customer deposits. Scheduled loan repayments are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in general economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, rising fuel prices, inclement weather, natural disasters and international instability. Customer deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. We also rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. These sources include brokered deposits, internet deposits, Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. There can be no assurance that these sources will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should these sources not be adequate.

        Our liquidity, at the parent level, would be adversely affected by regulatory restrictions on the ability of the Bank to pay dividends to us.

Our use of internet and brokered deposits could adversely affect our liquidity and results of operations.

        Over the last eight consecutive quarters, our loan demand has exceeded the rate at which we have been able to increase our deposits and, as a result, internet and brokered deposits have been a source of funds with which to make loans and provide liquidity. We post rates to an internet-based program that retail and institutional investors nationwide subscribe to in order to invest funds. As of December 31, 2010, internet and brokered deposits amounted to $395.8 million and $103.0 million, respectively, totaling $498.8 million, or 38.4% of total deposits.

        Generally, brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their time deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Additionally, if the Bank ceases to be deemed to be well capitalized for bank regulatory purposes or if an enforcement action imposes capital requirements, we may not be able to accept, renew or rollover brokered deposits without a waiver from the FDIC, or may be restricted completely from accepting, renewing or rolling over brokered deposits if the Bank becomes undercapitalized. Moreover, if the Bank is no longer deemed to be well-capitalized, interest rates the Bank is authorized to pay on all of its deposit products are limited to 75 basis points above the prevailing national average rates (local rate may be used, if approved by the FDIC). An inability to maintain or replace these brokered deposits as they mature or pay market rates in lieu of national interest rates could adversely affect our liquidity. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations.

        The availability of noncore funding sources is subject to broad economic conditions and, therefore, the cost of funds may fluctuate significantly, impacting our net interest income, our immediate liquidity and our access to additional liquidity.

Capital constraints may affect our pace of growth and our ability to raise additional capital when needed is dependent on conditions outside our control.

        Notwithstanding our recent capital raise in 2010, our pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed. We are required by federal and state regulatory authorities to maintain specific levels of capital to support our operations, so we may at some point need to raise additional capital to support any continued growth.

        Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and other factors, including investor perceptions regarding the banking industry and market conditions and government activities. These factors are outside our control. Accordingly, we cannot provide any assurance that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, we might not be able to meet capital and other regulatory requirements. Further, our ability to continue our growth could be materially impaired.

An inadequate allowance for loan losses would reduce our earnings.

        The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. The credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets. If the credit quality of our customer base or the risk profile of a market, industry or group of our customers declines further, consumer debt service behavior changes in a manner adverse to us, weaknesses in the real estate markets and other economics persist or worsen or our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be significantly and adversely affected.

        Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio, provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

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

We rely on the services of key personnel.

        We depend substantially on the strategies and management services of certain of our officers—Michael R. Sapp, Chairman, Chief Executive Officer and President; Frank Perez, Chief Financial Officer; and H. Lamar Cox, Chief Operating Officer. The loss of the services of any of these officers could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our operations. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. Management believes that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. We compete with a large number of other financial institutions in the Nashville MSA for such personnel, and we cannot assure you that we will be successful in attracting or retaining such personnel.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

        Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC Board recently approved a final rule that implements a new deposit insurance assessment system for insured depository institutions. Among other things, the new assessment structure modifies an institution's current deposit insurance assessment base from adjusted domestic deposits to an institution's average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. The new assessment base would be larger than the current base, however the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessments rates, after adjustments, to a range between 2.5 and 45 basis points depending on an institution's risk category, subject to progressively lower rates as the DIF reserve ratio reaches certain milestones. Importantly, the final rule retains flexibility for the FDIC Board to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, subject to limitations providing that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates. The impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Corporation's liquidity and financial results in future periods.

Our business is subject to the financial health of certain local economies.

        Our success significantly depends upon the growth in population, income levels, deposits and new businesses in the Nashville MSA and the other markets in which we have significant loan production efforts. If the communities in which we operate do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

National market funding outside of the Nashville MSA has unique risks related to the potential disposition of collateral upon foreclosure.

        At December 31, 2010, approximately 21.2% of our loan portfolio was composed of national market funding loans to businesses located outside of the Nashville MSA that were made through a small network of equipment vendors and financial service companies with which we have had historical relationships. This lending creates somewhat different risks from those typical for community banks. The geographic diversity of our loan portfolio as well as the collateral securing loans within that portfolio may result in longer time periods to locate collateral and higher costs to dispose of collateral in the event that the collateral is used to satisfy the loan obligation.

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

Competition from financial institutions and other financial service providers may adversely affect our profitability by reducing our ability to attract and retain deposits and originate loans.

        The banking business is highly competitive and we experience competition in our markets from many other financial institutions. We compete with other commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate in the Nashville MSA and elsewhere. We not only compete with these companies in the Nashville MSA, but also in the regional and national markets in which we engage in our indirect funding programs.

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

We may experience significant fluctuations in non-interest income from period to period.

        Historically, a substantial portion of our non-interest income has been derived from the sale of loans. We sell loans from time to time, particularly loans generated for our national market funding portfolio. The timing and extent of these loan sales may not be predictable, and could cause material variation in our non-interest income on a period-to-period basis.

Our results of operation may be affected by seasonal factors.

        Certain of our commercial customers operate in industries that are seasonal in nature, most notably the transportation industry. Operating results in the transportation industry have been historically weakest during the first quarter because of reduced shipping demand after the holiday season and inclement weather, which reduces demand and impedes the ability to transport freight. As a result, both the demand for new loans by customers in seasonal industries, including the transportation industry, and the ability of existing customers in these industries to service loans may be reduced during the first quarter, which may in turn have an adverse effect on our interest income, loan losses and results of operation during that quarter.

        In addition, our ability to realize gain on repossessed collateral, including transportation-sensitive assets, may be subject to the seasonality of demand for consumer goods and transportation services, which is typically lowest during the first quarter. Accordingly, we may obtain less favorable prices for such repossessed collateral that we sell during the first quarter or we may extend the holding period of such collateral to enhance the recovery value, which may in turn have an adverse effect on our non-interest income and results of operation during that quarter.

Difficult market conditions have adversely affected and may continue to affect our industry.

        We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate. Declines in the housing markets over the past several years, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

  •
  We expect to face increased regulation of our industry, particularly as a result of the Dodd-Frank Act enacted in July 2010, which requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years. Compliance with such regulations may increase our non-interest expenses and limit our ability to pursue business opportunities;

  •
  Market developments, government programs and the winding down of various government programs may continue to adversely affect consumer confidence levels and may cause adverse changes in borrower behaviors and payment rates, resulting in further increases in delinquencies and default rates, which could adversely affect our loan charge-offs and our provisions for credit losses;

  •
  Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets; and

  •
  Our ability to borrow from other financial institutions on favorable terms or at all, or to raise capital, could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deterioration in investor expectations and changes in the FDIC's resolution authority or practices.

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve Board, the FDIC and the TDFI. Ensuring regulatory compliance is costly and serves to restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and interest rates paid on deposits. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Most recently, the Dodd-Frank Act enacted in July 2010 calls for sweeping reforms to the financial services industry. A number of provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including without limitations, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Bureau of Consumer Financial Protection, could have a significant impact on our business, financial condition and results of operations.

        It is possible that there will be continued changes to the banking and financial institutions regulatory regimes in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.

Our issuance of securities to Treasury may be dilutive to the holders of our common stock and may result in other restrictions to our operations.

        Pursuant to the CPP under TARP, we issued and sold to Treasury, for an aggregate purchase price of $30 million in cash, (i) 30,000 shares of our Series A Preferred Stock, having a liquidation preference of $1,000, and (ii) a ten-year warrant to purchase up to 461,538 shares of common stock, at an exercise price of $9.75 per share, subject to certain anti-dilution and other adjustments. The dilutive impact of the warrant may have a negative effect on the market price of our common stock and may be dilutive of our earnings per share. In addition, we are required to pay cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum on the Series A Preferred Stock. Depending on our financial condition at the time, these dividends could have a negative effect on our liquidity. The shares of Series A Preferred Stock will receive preferential treatment in the event of our liquidation, dissolution or winding up.

        The rules and policies applicable to recipients of capital under the TARP CPP continue to evolve, and their scope, timing and effect cannot be accurately predicted. Any redemption of the securities sold to Treasury to avoid these restrictions would require prior approval by the Federal Reserve Board and Treasury.

The TARP CPP and the American Recovery and Reinvestment Act of 2009, or the ARRA, impose, and other proposed rules may impose additional, executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

        The agreements that we entered into in connection with our participation in the TARP CPP required us to adopt Treasury's standards for executive compensation and corporate governance while Treasury holds the equity issued pursuant to the TARP CPP. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

  •
  ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

  •
  requiring the clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

  •
  prohibiting the making of golden parachute payments to senior executives; and

  •
  prohibiting the deduction for tax purposes of executive compensation in excess of $500,000 for each senior executive.

        In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

        The ARRA imposed further limitations on compensation during the period in which Treasury holds the equity issued pursuant to the TARP CPP, including:

  •
  a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

  •
  a prohibition on any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of our employees; and

  •
  a prohibition of the five highest paid executives from receiving or accruing any bonus, retention award or incentive compensation, except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

        The compensation and corporate governance standards and requirements of Section 111 of EESA, as amended by the ARRA, are set forth in the implementing regulations of the Treasury and SEC, which further expand the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and the ARRA. These rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives; require a "say on pay" vote at annual shareholders' meetings; and restrict stock or stock units granted to executives that may vest or become transferable.

        Moreover, the Board of Directors of the FDIC recently approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses for the financial institution. The proposed rule covers banks with total consolidated assets of $1 billion or more, and contains heightened standards for institutions with $50 billion or more in total consolidated assets.

        These provisions and any future rules issued by Treasury, the Federal Reserve Board, the FDIC or any other regulatory agencies could adversely affect our ability to attract and retain management sufficiently capable and motivated to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

Lending goals of the TARP CPP may not be attainable.

        The Corporation participates in the TARP CPP. Congress and the bank regulators have encouraged recipients of capital under the TARP CPP to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Recipients of TARP CPP capital are subject to Congressional and regulatory demands for additional lending and requirements that they demonstrate and report such lending. Specific lending requirements are unclear and uncertain, and the Bank could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders' best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

Changes to the TARP CPP program and future rules applicable to TARP CPP recipients could adversely affect our operations, financial condition and results of operations.

        The rules and policies applicable to recipients of capital under the TARP CPP continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to Treasury to avoid these restrictions would require prior approval of the Federal Reserve Board and Treasury. Therefore, it is uncertain if we will be able to redeem such securities even if we have sufficient financial resources to do so.

        In addition, the government is contemplating potential new programs under the TARP CPP and other governmental initiatives, including programs to promote small business lending, among others. It is uncertain whether we will qualify for those new programs and whether those new programs may impose additional restrictions on our operation and affect our financial condition in the future.

The soundness of other financial institutions could adversely affect us.

        Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks' difficulties or failure, which would increase the capital we need to support such growth.

Changes to accounting and tax rules applicable to us could adversely affect our financial conditions and results of operations.

        From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Our ability to utilize certain net operating losses ("NOLs") may be limited under Section 382 of the Internal Revenue Code and certain state and federal law provisions.

        As of December 31, 2010, we had NOLs of $52.0 million for U.S. federal income tax purposes and $13.6 million for state income tax purposes. State NOLs exist in the jurisdictions of Tennessee, Alabama, Georgia and Minnesota. These NOLs will expire at various dates beginning in 2017 if not previously utilized. Utilization of U.S. federal and certain state NOLs may be subject to a substantial annual limitation if the ownership change thresholds under Section 382 of the Internal Revenue Code are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of our NOLs before utilization. In the event we merge into another company, certain of the state NOLs remaining at such time may be lost. As a TARP CPP participant, we are not permitted to make the special election for one taxable year ending after December 31, 2007 and beginning before January 1, 2010 to carry-back losses for five years for federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009.

Even though our common stock is currently listed on the NASDAQ Global Market, the trading volume of our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

        While our common stock is listed on the NASDAQ Global Market, the trading volume of our common stock is relatively low and we cannot be certain if or when a more active and liquid trading market for our common stock will develop or whether such a market could be sustained. Because of this, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

        We cannot predict the effect, if any, that future sales of our common stock, or availability of shares of our common stock for sale, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock, or the potential for large amounts of sales, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

        In 2005 and 2008, we issued trust preferred securities from two affiliated special purpose trusts and accompanying subordinated debentures. At December 31, 2010, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $23.2 million. Subject to the receipt of any required regulatory approval, our board of directors may decide to issue additional tranches of trust preferred securities in the future if markets for these securities are favorable. We conditionally guarantee payments of the principal and interest on the trust preferred securities. Further, the accompanying subordinated debentures we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and the related trust preferred securities) for a period not to exceed 20 consecutive quarters, during which time we may not pay dividends on our common stock.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

        We are currently authorized to issue 20,000,000 shares of common stock, of which 12,194,884 shares were issued and outstanding as of December 31, 2010, and 1,000,000 shares of preferred stock, of which 30,000 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2010. To maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time, without any action by or a vote of our shareholders, to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. In addition, the sale of securities issued under our 2007 Equity Plan may dilute our shareholders' ownership interest as a shareholder and the market price of our common stock. New investors in other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

We do not expect to pay dividends on our common stock in the foreseeable future.

        We have never declared or paid dividends on our common stock. We currently intend to retain earnings and increase capital in furtherance of our overall business objectives. In addition, the CPP under TARP imposes certain limitations on our ability to pay dividends. Until the earlier of December 19, 2011 or when Treasury no longer holds any shares of the Series A Preferred Stock, we will not be able to pay dividends without the approval of Treasury, with limited exceptions. We are restricted from paying any dividends on our common stock unless we are current on our dividend payments on the Series A Preferred Stock.

        Further, we derive our income solely from dividends on the shares of common stock of the Bank, and the Bank's ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. Accordingly, no assurances can be given that we will declare any dividend or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future. Any future determination as to the payment of dividends on our common stock will be made by our board of directors in its discretion, subject to applicable regulatory and contractual limitations, and will depend upon our earnings, financial condition, capital requirements and other relevant factors. Investors in shares of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a gain on their investment.

Anti-takeover provisions in our organizational documents could discourage, delay or prevent a change of control of our company and diminish the value of our common stock.

        Some of the provisions of our charter and bylaws could make it difficult for our shareholders to change the composition of our board of directors, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that our shareholders may consider favorable. These provisions include:

  •
  authorizing our board of directors to issue preferred shares without shareholder approval;

  •
  the presence of a classified board of directors;

  •
  any merger, consolidation, share exchange or similar transaction involving us will require a two-thirds vote of shareholders; and

  •
  certain amendments to our charter require approval of the holders of at least two-thirds of the outstanding shares of our common stock.

        These anti-takeover provisions could impede the ability of our common shareholders to benefit from a change of control and, as a result, could have a material adverse effect on the market price of our common stock and your ability to realize any potential change-in-control premium.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        The Corporation's main office is located in Williamson County at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, which is also the main office of the Bank. This location is centrally located and in a high traffic/exposure area. The Bank leases 66,167 square feet at a competitive rate and the term of the lease expires in December 2017. The Bank provides services throughout the community by use of a network of couriers, third party ATMs and state-of-the-art electronic banking. As of January 31, 2011, the Corporation closed its three loan production offices located at One Chase Corporate Center, Suite 400, Birmingham, Alabama 35244, at 7900 International Drive, Suite 200, Bloomington, Minnesota 55425 and at 125 TownPark Drive, Suite 300, Kennesaw, Georgia 30144. All three loan production office facilities were leased.

ITEM 3.    LEGAL PROCEEDINGS

        The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.

        The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of such matters should not have a material adverse effect on the Company's consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Corporation's common stock has been listed on The NASDAQ Global Market since June 2006. The number of shareholders of record at March 1, 2011, was 365. The table below shows the quarterly range of high and low sale prices for the Corporation's common stock during the fiscal years 2010 and 2009.

Year		High	Low
2009	First Quarter	$11.74	$5.43
	Second Quarter	$9.39	$4.76
	Third Quarter	$5.70	$4.00
	Fourth Quarter	$6.00	$3.07
2010	First Quarter	$8.18	$3.96
	Second Quarter	$11.15	$6.40
	Third Quarter	$7.33	$3.91
	Fourth Quarter	$4.95	$3.68

Dividends

        The Corporation has never declared or paid dividends on its common stock. The payment of cash dividends is subject to the discretion of the Board of Directors, the Bank's ability to pay dividends and the priority of holders of the Corporation's subordinated debentures and Series A Preferred Stock. The Bank's ability to pay dividends is also restricted by applicable regulatory requirements. For more information on these restrictions, see ITEM 1 "BUSINESS—Supervision and Regulation—Payment of Dividends" of this Annual Report on Form 10-K. No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future.

Recent Sales of Unregistered Securities

        During 2010, Corporation did not sell any of its securities which were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

        The Corporation made no repurchases of its equity securities, and no Affiliated Purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any shares of the Corporation's equity securities during the fourth quarter of the fiscal year ended December 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K:

	2010	2009	2008	2007	2006
(Dollars in thousands except share data)
Operating Data:
Total interest income	$81,378	$81,108	$75,978	$62,206	$41,245
Total interest expense	28,873	36,192	41,027	34,934	21,868

Net interest income	52,505	44,916	34,951	27,272	19,377
Provision for loan losses	(20,011)	(31,039)	(9,111)	(6,350)	(4,350)

Net interest income after provision for loan losses	32,494	13,877	25,840	20,922	15,027
Non-interest income:
Investment securities gains	887	1,118	447	26	—
Gain (loss) on sale of loans	917	(1,928)	3,750	2,687	2,025
Other income (loss)	579	(747)	97	167	(262)
Non-interest expense	(29,665)	(21,305)	(17,608)	(13,263)	(9,056)

Income (Loss) before income taxes	5,212	(8,985)	12,526	10,539	7,734
Income tax (expense) benefit	(1,768)	3,407	(4,772)	(3,643)	(2,985)
Net income (loss)	3,444	(5,578)	7,754	6,896	4,749
CPP preferred dividends	(1,500)	(1,546)	—	—	—
Net income (loss) available to common shareholders	$1,944	$(7,124)	$7,754	$6,896	$4,749

Per Share Data:
Net income, basic	$0.24	$(1.50)	$1.64	$1.49	$1.24
Net income, diluted	0.24	(1.50)	1.60	1.41	1.14
Book value	$9.79	$17.05	$21.50	$13.36	$11.51
Financial Condition Data:
Assets	$1,453,166	$1,383,432	$1,218,084	$900,153	$623,518
Loans, net	1,208,348	1,151,388	1,023,271	784,001	538,550
Investments	127,650	93,668	101,290	73,753	56,943
Cash and due from financial institutions	6,521	22,864	5,260	5,236	177
Federal funds sold	14,214	15,010	35,538	9,573	13,820
Premises and equipment, net	2,335	1,967	2,330	1,413	1,633
Deposits	1,299,051	1,242,542	1,069,143	815,053	560,567
Federal funds purchased	—	—	—	2,000	—
Long-term debt	25,421	23,198	23,198	8,248	8,248
Other liabilities	9,357	21,400	15,100	11,592	3,479
Shareholders' equity	$119,337	$96,292	$101,747	$63,121	$51,224
Selected Ratios:
Overhead ratio(1)	2.11%	1.63%	1.52%	1.76%	1.80%
Efficiency ratio(2)	54.05	49.14	44.87	43.99	42.84
Net yield on earning assets	6.27	6.62	7.45	8.50	8.46
Cost of funds	2.24	3.00	4.16	5.18	4.94
Net Interest margin	4.05	3.66	3.43	3.72	3.98
Operating expenses to average earning assets	2.29	1.74	1.73	1.81	1.86
Return on average assets	0.14	(0.54)	0.73	0.91	0.95
Return on average common equity	2.50	(10.86)	11.34	12.13	12.68
Average common equity to average assets	5.52	5.02	6.48	7.53	7.46
Ratio of nonperforming assets to average assets(3)	4.18	1.63	3.42	1.14	0.94
Ratio of allowance for loan losses to average assets	1.52	1.52	1.27	1.37	1.39
Ratio of allowance for loan losses to nonperforming assets(3)	36.49%	93.52%	37.21%	119.04%	146.91%

(1)
Operating expenses divided by average assets.

(2)
Operating expenses divided by net interest income and noninterest income.

(3)
Nonperforming assets are made up of non-accruing loans, accruing loans 90 days past due repossessions and other real estate owned.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

        Certain statements contained in this report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as "expect," "anticipate," "believe," "estimate," "foresee," "may," "might," "will," "intend," "could," "would," "plan," "target," "predict," "should," or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results and financial condition, the impact of recent developments in the financial services industry, and recently adopted accounting standards, fair value measurements, allowance for loan losses, Business Bank strategy, dividends, management's review of the loan portfolio, loan classifications, interest rate risk, economic value of equity model, loan sale transactions, liquidity, legislation and regulations affecting banks or bank holding companies, rate sensitivity gap analysis, maturities of debt securities, growth of our market area, the impact of the economic environment, competition for loans, hiring of employees, ratio of assets per employee, accessing the wholesale deposit market by means of an electronic bulletin board, engagement of deposit brokers, cost of funds, loan loss reserve, capital adequacy, informal corrective actions, interest-only strips receivable, servicing assets and liabilities, available-for-sale securities, maturities of time deposits, commitments to extend credit, tax benefits and credits, net operating loss carry-forward, and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of commercial and industrial loans, our concentration of credit exposure to borrowers in the transportation industry, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our allowance for loan losses, the impact of our non-performing assets, informal or formal enforcement actions to which we may become subject, the prepayment of FDIC insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the potential disposition of collateral upon foreclosure with respect to our national market funding outside of the Nashville MSA, the execution of our business strategies, competition from financial institutions and other financial service providers, changes in interest rates, the impact of seasonal factors, the impact of market conditions, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to satisfy lending goals of the TARP CPP, changes to the TARP CPP program and rules applicable to TARP recipients, enforcement actions by our regulators, the soundness of other financial institutions, our ability to utilize certain net operating losses, and other factors detailed from time to time in our press releases and filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands except share data in this Item 7.)

        The results of operations for the year 2010 compared to 2009 reflected a 127.29% increase in net income (loss) available to shareholders and a 116.0% increase in diluted earnings per share. The increase in earnings resulted primarily from a decreased provision for loan losses as well as a reduction of interest expense. The net interest margin for 2010 was 4.05% compared to 3.66% for 2009. The year 2010 reflected the Bank's management of asset growth, increasing by $69,734 or 5.04% from $1,383,432 at December 31, 2009 to $1,453,166 at December 31, 2010. Net loans increased by 4.95% or $56,960 from December 31, 2009 to December 31, 2010, while total deposits increased by 4.55% or $56,509 during that same period.

        The Corporation's growth in assets was a result of growth in the market area and effective marketing. The improvement in results including net income available to common shareholders and earnings per share was a result of the business focus of the Bank. From 2000 to 2010, the Bank's market area experienced explosive growth. In Williamson County, demographic information shows a 44.86% growth in the number of households from 2000 to 2010. Estimates from SNL Financial LC show that by 2015 the number of households in this county will have grown by another 17.83%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond the Corporation's control, management believes that the projected growth of the Bank's market area will positively impact the Bank's future growth.

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

        The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 0.07 basis point or a 1.76% increase in the net interest margin from 2006 to 2010. Non-interest expense is controlled by efficiently staffing the Bank's operations. In 2010, that resulted in $14,678 in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

Changes in Results of Operations

        Net Income—Net income available to common shareholders for 2010 was $1,944, an increase of $9,068, or 127.29%, compared to net loss available to common shareholders of $7,124 for 2009. The increase was primarily attributable to a 35.53% decrease in the provision for loan losses from $31,039 in 2009 to $20,011 in 2010. The decrease of $11,028 in the provision for loan losses was the result of lower charge-offs and repossessions. Non-interest income increased by $3,940, or 253.05%, from a loss of $1,557 to a gain of $2,383, primarily a result of increased income associated with leveraged leases. The increase in non-interest expense was primarily a result of the increase in salaries and collections expense. In 2010, salaries and employee benefits and collections expense increased $2,222, or 22.56%, and $1,174, or 70.22%, respectively, from the 12 months ended December 31, 2009.

        Net loss available to common shareholders for 2009 was $7,124, a decrease of $14,878, or 191.88%, compared to net income available to common shareholders of $7,754 for 2008. The decrease was primarily attributable to a 240.68% increase in the provision for loan losses from $9,111 in 2008 to $31,039 in 2009. The increase of $21,928 in the provision for loan losses was the result of higher charge-offs and repossessions. Non-interest income decreased by $5,851, from $4,294 to a loss of $1,557, or 136.26%, primarily a result of losses in the sale of loans and repossessions. These negative effects were partially offset by a 150.11% increase in the gain on the sale of securities, from $447 in 2008 to $1,118 in 2009, and an increase of $5,130 in interest income, up 6.75% to $81,108 in 2009 compared to $75,978 in 2008. The increase in non-interest expense was a result of the increase in FDIC premiums and the FDIC special assessment. In 2009, the Bank paid FDIC deposit insurance assessments totaling approximately $1,920, including a special assessment of $300 paid during the third quarter of 2009 and a prepaid assessment of $8,050 paid in the fourth quarter of 2009, as compared to an aggregate payment of approximately $682 in 2008.

        Net Interest Income—The primary source of earnings for the Bank is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. The major factors which affect net interest income are changes in volumes and yield on earning assets as well as the volumes and the cost of interest bearing liabilities. Management's ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Bank's primary source of earnings.

        During 2010, the Federal Reserve Open Market Committee ("FOMC") maintained the federal funds target rate, which is the interest rate at which depository institutions lend balances to each other overnight, at zero to twenty-five basis points. During 2010, $48,186 of the Corporation's net loan growth occurred in real estate loans, which are comprised of non-owner occupied, owner occupied and multi-family. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

        Net interest income for 2010 was $52,505 compared to $44,916 for 2009, a gain of $7,589 or 16.90%. The increase in net interest income was largely attributable to a reduction in interest expense. Interest expense on deposits decreased from $34,213 at December 31, 2009 to $27,162 for the 12 months ended December 31, 2010, a decrease of $7,051 or 20.61% while total deposits increased $56,509 or 4.55% for the same period. Net interest income was also impacted by a 17.72% decrease in the Bank's indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, decreased from $166,969 at year-end 2009 to $137,376 at the end of 2010.

        Net interest income for 2009 was $44,916 compared to $34,951 for 2008, a gain of $9,965 or 28.51%. The increase in net interest income was largely attributable to strong loan growth. Net loans increased from $1,023,271 at December 31, 2008 to $1,151,388 at December 31, 2009, an increase of $128,117 or 12.52%. Net interest income was favorably impacted by a 3.87% decrease in the Bank's indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, decreased from $173,438 at year-end 2008 to $166,969 at the end of 2009. The loan growth was matched by an increase in deposits from $1,069,143 at December 31, 2008 to $1,242,542 at December 31, 2009, an increase of $173,399 or 16.22%.

        Investments—The Bank views the investment portfolio as a source of income and liquidity. Management's investment strategy is to accept a lower immediate yield in the investment portfolio by targeting shorter term investments. The Bank's investment policy requires a minimum portfolio level equal to 7% of total assets and a maximum portfolio level of 20% of total assets. Management has maintained the portfolio at the lower end of the policy guidelines with the portfolio at 8.78%, 6.77% and 8.32% of total assets at year-end in 2010, 2009 and 2008, respectively.

        The investment portfolio at December 31, 2010 was $127,650 compared to $93,668 at year-end 2009. The interest earned on investments declined from $5,325 in 2009 to $3,387 in 2010, as a result of higher average portfolio balances in 2009. The average yield on the investment portfolio investments fell from 5.14% in 2009 to 3.65% in 2010, or 149 basis points.

        The investment portfolio at December 31, 2009 was $93,668, compared to $101,290 at year-end 2008. The average yield on the investment portfolio was 5.14% in 2009 compared to 5.59% in 2008.

        Net Interest Margin Analysis—The net interest margin is impacted by the average volumes of interest sensitive assets and interest sensitive liabilities and by the difference between the yield on interest sensitive assets and the cost of interest sensitive liabilities (spread). Loan fees collected at origination represent an additional adjustment to the yield on loans. The Bank's spread can be affected by economic conditions, the competitive environment, loan demand and deposit flows. The net yield on earning assets is an indicator of the effectiveness of a bank's ability to manage the net interest margin by managing the overall yield on assets and the cost of funding those assets.

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

        The net interest margin increased from 3.66% in 2009 to 4.05% in 2010 because the yield on earning assets decreased less than the cost of funds. Interest income increased by $270, or 0.33%, from $81,108 in 2009 to $81,378 in 2010. Average earning assets increased from $1,224,775 in 2009 to $1,297,316 in 2010, an increase of $72,541 or 5.92%. The increase in earning assets was a result of loan growth. Average loans increased $69,586 or 6.24% from 2009 to 2010. The average yield on earning assets decreased from 6.62% in 2009 to 6.27% in 2010, or 35 basis points. The decrease in the Bank's average securities portfolio unfavorably impacted the average yield on earning assets. The average yield on this type of asset in 2010 was 3.65%. The average federal funds sold increased 226.06% from $5,955 at year-end 2009 to $19,417 in 2010. Interest expense decreased from $36,192 in 2009 to $28,873 in 2010. The decrease of $7,319, or 20.22%, in interest expense was a result of a lower cost of funds. Average deposits increased from $1,157,759 in 2009 to $1,251,656 in 2010, an increase of $93,897 or 8.11%. The cost of funds decreased from 3.00% in 2009 to 2.24% in 2010, or 76 basis points.

        The net interest margin increased from 3.43% in 2008 to 3.66% in 2009 because the yield on earning assets decreased less than the cost of funds. Interest income increased by $5,130, or 6.75%, from $75,978 in 2008 to $81,108 in 2009. The increase was primarily a result of increased loan volume. Average earning assets increased from $1,019,887 in 2008 to $1,224,775 in 2009, an increase of $204,888 or 20.09%. The increase in earning assets was a result of loan growth. Average loans increased $187,485 or 20.19% from 2008 to 2009. The average yield on earning assets decreased from 7.45% in 2008 to 6.62% in 2009, or 83 basis points. The decrease in the Bank's federal funds sold unfavorably impacted the average yield on earning assets. The average yield on this type of asset in 2009 was 0.22%. The federal funds sold decreased 19.24% from $7,374 at year-end 2008 to $5,955 in 2009. Interest expense decreased from $41,027 in 2008 to $36,192 in 2009. The decrease of $4,835, or 11.78%, in interest expense was a result of a lower cost of funds. Average deposits increased from $949,005 in 2008 to $1,157,759 in 2009, an increase of $208,754 or 22.00%. The cost of funds decreased from 4.17% in 2008 to 3.00% in 2009, or 117 basis points.

        Allowance for Loan Losses and Provision for Loan Losses—The allowance for loan losses represents the Corporation's estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio; consideration of the Corporation's and relevant banking industry's past loan loss experience; trends in past-due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; the size and diversity of individual large credits; and other qualitative and quantitative factors that could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the Corporation's historical loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

        The Corporation's allowance for loan loss methodology is based on generally accepted accounting principles ("GAAP"). Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation's control, including the performance of the Corporation's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The allowance for loan losses is currently being reviewed by our regulators, who may disagree with our allowance and require us to increase the amount. The additions to our allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our results of operations.

        The Corporation's allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans or restructured residential mortgage or consumer loans; (ii) risk allocated allowance, which is comprised of several loan pool valuation allowances, based on the Corporation's historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks; and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, a macroeconomic adjustment factor used to calibrate for the current economic cycle the Corporation is experiencing, and other subjective factors supported by qualitative documentation.

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

        The Corporation's risk allocated allowance, which is comprised of several loan pool valuation allowances is calculated based on historical data with additional qualitative risk determined by the judgment of management. Qualitative factors, both internal and external to the Corporation, considered by management include: (i) the experience, ability and effectiveness of the Corporation's lending management and staff; (ii) the effectiveness of the Corporation's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio; (ix) the impact of rising interest rates on the portfolio; and (x) the impact of loan modification programs. The Corporation evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis. Based upon the Corporation's analysis, appropriate estimates for qualitative risks are established. Included in the qualitative valuations are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits. Concentration risk guidelines have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships, and loans originated with policy exceptions. Qualitative allowances may also include estimates of inherent but undetected losses within the portfolio because of uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The historical losses used may not be representative of actual losses inherent in the portfolio that have not yet been realized.

        The general valuation allowance is based on management's estimate of the effect of current general economic conditions on current loan pools and the inherent imprecision in loan loss projection models. The uncertainty surrounding the strength and timing of economic cycles, including concerns over the effects of the prolonged economic downturn for the Corporation's market area in the current cycle, also affects the estimates of loss.

        Continuous credit monitoring processes and the analysis of loss components are the principal methods relied upon by management to ensure that changes in estimated credit loss levels are reflected in the Corporation's allowance for loan losses on a timely basis. The Corporation utilizes regulatory guidance and its own experience in this analysis. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance, or require an adjustment to a previously allocated allowance through a restatement of financial statements for prior reporting periods, or restatements of regulatory reports from prior periods based on their judgment on information available to them at the time of their examination. Based upon the most recent completed examination, the FDIC and TDFI have proposed an increase in our allowance for loan and lease losses of up to approximately $16 million, an amount not recognized in the financial statements to this annual report. We do not concur with this amount and our regulators have not provided us with their methodology. Accordingly, if ultimately required, the increase to our allowance for loan and lease losses may differ from the amount our regulators are requiring.

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

        The provision for loan losses in 2010 was $20,011, a decrease of $11,028, or 35.53%, below the provision of $31,039 expensed in 2009. Of this provision, $1,550, or 7.75%, was attributable to loan growth recorded during 2010. The remainder of the loan loss provision in 2010 funded net charge-offs of $18,461.

        The provision for loan losses in 2009 was $31,039, an increase of $21,928, or 240.68%, above the provision of $9,111 expensed in 2008. Of this provision, $6,459, or 20.81%, was attributable to loan growth recorded during 2009. The remainder of the loan loss provision in 2009 funded net charge-offs of $24,580.

        The Bank targets small and medium sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank's earnings will decrease. The Bank uses an independent accounting firm to review its loans semi-annually for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

        The following table presents information regarding non-accrual, past due and restructured loans at December 31, 2010, 2009, 2008, 2007 and 2006:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Number	512	225	188	130	60
Amount	$52,315	$19,151	$11,603	$6,465	$2,689
Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	68	30	51	44	18
Amount	$3,608	$1,328	$18,788	$1,992	$940
Loans defined as troubled debt restructurings:(1)
Number	3	1	1	1	3
Amount	$1,705	$111	$130	$148	$1,144
Gross income lost to non-accrual loans	$3,255	$2,708	$870	$436	$174
Interest income included in net income on the accruing loans	$401	$112	$1,674	$605	$73

(1)
Four loans previously reported as "troubled debt restructurings" for 2008 were found to be classified incorrectly. The number and amount for 2008 is correctly reported in the table above.

        As of December 31, 2010, there were no loans which represent trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

        The Bank had no tax-exempt loans during the years ended December 31, 2010 and December 31, 2009. The Bank had no loans outstanding to foreign borrowers at December 31, 2010 and December 31, 2009.

        An analysis of the Bank's loss experience is furnished in the following table for December 31, 2010, 2009, 2008, 2007 and 2006, and the years then ended:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of period	$19,913	$13,454	$10,321	$6,968	$4,399
Charge-offs:
Real estate:
Construction	1,592	2,918	288	32	—
1 to 4 family residential	377	346	9	—	—
Other	8	346	102	—	—
Commercial, financial and agricultural	16,854	22,462	5,620	3,262	2,026
Consumer	37	13	80	16	11
Tax leases	—	—	—	—	—

Total Charge-offs	18,868	26,085	6,099	3,310	2,037

Recoveries:
Real estate:
Construction	77	—	—	—	—
1 to 4 family residential	—	—	—	—	—
Other	90	—	—	—	—
Commercial, financial and agricultural	220	1,504	118	313	234
Consumer	20	1	3	—	22
Tax leases	—	—	—	—	—

Total Recoveries	407	1,505	121	313	256

Net Charge-offs	18,461	24,580	5,978	2,997	1,781
Provision for loan losses	20,011	31,039	9,111	6,350	4,350

Allowance for loan losses at end of period	$21,463	$19,913	$13,454	$10,321	$6,968

Net charge-offs as a percentage of average total loans outstanding during the period	1.53%	2.17%	0.64%	0.45%	0.41%
Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	1.75%	1.70%	1.30%	1.30%	1.28%

        The allowance for loan losses is established by charges to operations based on management's evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level. Management believes that the allowance was adequate at December 31, 2010.

        At December 31, 2010, 2009, 2008, 2007 and 2006, the allowance for loan losses was allocated as follows:

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans	Amount	Percent of loan in each category to total loans
Real estate:
Construction	$2,205	10.27%	$1,419	12.13%	$1,816	17.52%	$1,132	14.15%	$745	13.65%
1 to 4 family residential	304	1.42%	288	3.62%	384	3.65%	335	4.22%	229	4.19%
Other	7,204	33.56%	3,501	22.13%	1,919	16.51%	1,440	18.13%	840	15.40%
Commercial, financial and agricultural	10,414	48.53%	14,021	55.45%	8,766	56.86%	7,130	60.14%	5,048	64.89%
Consumer	1,321	6.15%	20	0.30%	39	0.35%	56	0.50%	37	0.60%
Tax leases	15	0.07%	664	6.37%	530	5.11%	228	2.86%	69	1.27%

Total	$21,463	100.00%	$19,913	100.00%	$13,454	100.00%	$10,321	100.00%	$6,968	100.00%

        Non-interest Income—Non-interest income is income that is not related to interest-earning assets. In a typical retail bank, non-interest income consists primarily of service charges and fees on deposit accounts and mortgage origination fees. Because of the business focus of the Bank and its lack of a large retail customer base, revenues from these traditional sources will remain modest.

        The Bank earned $31 in mortgage origination fees in 2009 and none in 2010, primarily as a result of management's decision to cease mortgage loan originations for sale in the secondary market.

        The Bank gained $917 in 2010 on a series of loan sale transactions, compared to a loss of $1,928 in 2009. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. Management has identified a network of community banks eager to purchase quality assets. Management has installed appropriate systems and a process to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue. The Bank's gains on sales of securities decreased by $231, or 20.66% from $1,118 in 2009 to $887 in 2010.

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

        Non-interest Expense—Non-interest expense includes salaries and benefits expense, occupancy costs and other operating expenses including data processing, professional fees, supplies, postage, telephone and other items. Management views the control of operating expense as a critical element in the success of the Business Bank strategy. The Bank operates more efficiently than most peer banks because it conducts business from a single location and does not provide banking services for many retail customers with high transaction volume.

        Management targets $10,000 in assets per full-time employee as a measure of staffing efficiency. Management believes that the growth of the Bank will offer additional opportunities to leverage personnel resources. The Bank does not expect to hire employees in 2011, so salaries and benefits expense may increase slightly, but the target for assets per employee will remain at $10,000.

        Non-interest expense for 2010 was $29,665, an increase of $8,360 or 39.24%, over the $21,305 expensed in 2009. Approximately 13.88% of the increase was attributable to professional services, approximately 26.58% of the increase was attributable to the addition of new employees during the year and approximately 14.04% of the increase was attributable to increased collection efforts. The Bank ended 2010 with 99 full-time employees. Assets per employee were $14,678 at year-end 2010 compared to $15,203 at year-end 2009.

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

        Income Taxes—The Corporation's effective tax rate in 2010 was 33.92% compared to 37.92% in 2009 and 38.10% in 2008. Management anticipates that tax rates in future years will approximate the rates paid in 2010.

Changes in Financial Condition

        Assets—Total assets at December 31, 2010 were $1,453,166, an increase of $69,734 or 5.04%, over total assets of $1,383,432 at December 31, 2009. Average assets for 2010 were $1,408,299, an increase of $101,094, or 7.73% over average assets in 2009. Loan growth was the primary reason for these increases. Net loans were $1,208,348 at year-end 2010, up $56,960, or 4.95% over the year-end 2009 total net loans of $1,151,388.

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

        The Bank's Business Bank model of operation results in a higher level of earning assets than most peer banks. Earning assets are defined as assets that earn interest income. Earning assets include short-term investments, the investment portfolio and net loans. The Bank maintains a relatively high level of earning assets because few assets are allocated to facilities, cash and due-from bank accounts used for transaction processing. Earning assets at December 31, 2010 were $1,350,212, or 92.92% of total assets of $1,453,166. Earning assets at December 31, 2009 were $1,260,066, or 91.08% of total assets of $1,383,432. Management targets an earning asset to total asset ratio of 90% or higher. This ratio is expected to generally continue at these levels, although it may be affected by economic factors beyond the Bank's control.

        Liabilities—The Bank relies on increasing its deposit base to fund loan and other asset growth. The Williamson County marketplace is highly competitive with 30 financial institutions and 93 banking facilities (as of June 30, 2010). The Bank competes for local deposits by offering attractive products with premium rates. The Bank expects to have a higher average cost of funds for local deposits than most competitor banks because of its single location and lack of a branch network. Management's strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. The Bank has promoted electronic banking services by providing them without charge and by offering in-bank customer training.

        The Bank also obtains funding in the wholesale deposit market which is accessed by means of an electronic bulletin board. This electronic market links banks and sellers of deposits to deposit purchasers such as credit unions, school districts, labor unions, and other organizations with excess liquidity. Deposits may be raised in $99 or $100 increments with maturities ranging from two weeks to five years. Management believes the utilization of the electronic bulletin board is highly efficient and the average rate has been generally less than rates paid in the local market. Participants in the electronic market pay a modest annual licensing fee and there are no transaction charges. Management has established policies and procedures to govern the acquisition of funding through the wholesale market. Wholesale deposits are categorized as "Purchased Time Deposits" on the detail of deposits shown in this Item 7. Management may also, from time to time, engage the services of a deposit broker to raise a block of funding at a specified maturity date.

        Total average deposits in 2010 were $1,251,656, an increase of $93,897, or 8.11% over the total average deposits of $1,157,759 in 2009. Average non-interest bearing deposits decreased by $266, or 1.09%, from $24,372 in 2009 to $24,106 in 2010. Average savings deposits increased by $177,754 from $92,510 in 2009 to $270,264 in 2010. Average purchased deposits decreased by $28,680, or 5.36%, from $534,942 in 2009 to $506,262 in 2010. The average rate paid on purchased deposits in 2010 was 2.35% compared to 3.29% in 2009. Purchased time deposit funding represented 38.4% of total funding in 2010 compared to 42.36% in 2009.

        Total average deposits in 2009 were $1,157,759, an increase of $208,754, or 22.00% over the total average deposits of $949,005 in 2008. Average non-interest bearing deposits increased by $1,028, or 4.40%, from $23,344 in 2008 to $24,372 in 2009. Average savings deposits increased by $85,979 from $6,531 in 2008 to $92,510 in 2009. Average purchased deposits increased by $79,888, or 17.56%, from $455,054 in 2008 to $534,942 in 2009. The average rate paid on purchased deposits in 2009 was 3.29% compared to 4.50% in 2008. Purchased Time Deposit funding represented 42.36% of total funding in 2009 compared to 47.95% in 2008. As a result of regulatory actions, the Bank could be required to limit its use of Purchased Time Deposits in the future, which could impact the Bank's liquidity.

Information regarding the Corporation's return on assets, return on equity and equity to asset ratio is located in Item 6 of this Annual Report on Form 10-K.

        Loan Policy—Lending activity is conducted under guidelines defined in the Bank's Loan Policy. The Loan Policy establishes guidelines for analyzing financial transactions including an evaluation of a borrower's credit history, repayment capacity, collateral value, and cash flow. Loans may be at a fixed or variable rate, with the maximum maturity of fixed rate loans set at five years.

        All lending activities of the Bank are under the direct supervision and control of the Direct Loan Committee, the Indirect Loan Committee, the President's Committee and, in some cases, the full Board of Directors of the Bank. The Direct and Indirect Loan Committees are chaired by senior lenders John Burton and Doug Rogers, respectively. The Chief Credit Officer and the Chief Operating Officer serve as permanent members of both committees. These two committees approve any new loans in an amount up to 15% of Tier I Capital. Any new loan in an amount equal to or above $5,000 is sent for approval to the President's Loan Committee, which is chaired by Chairman/CEO/President Mike Sapp and consists of the members of the Direct or Indirect Loan Committees and the Senior Vice President of Risk Management. The Bank's Board of Directors must ratify all proposed extensions of credit made by management that are in excess of $10,000. In addition, the full Board must approve all extensions of credit to the Bank's directors, executive officers and their related parties.

        Management of the Bank periodically reviews the loan portfolio, particularly non-accrual and renegotiated loans. The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Bank's policy is that accrual of interest is discontinued on a loan when management of the Bank determines that collection of interest is doubtful based on consideration of economic and business factors affecting collection efforts.

        When a loan is classified as non-accrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a non-accrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as non-accrual. After a non-accrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

        The Bank's underwriting guidelines are applied to three major categories of loans, commercial and industrial, consumer, and real estate which includes residential, construction and development and certain other real estate loans. The Bank requires its loan officers and loan committee to consider the borrower's character, the borrower's financial condition, the economic environment in which the loan will be repaid, as well as, for commercial loans, the borrower's management capability and the borrower's industry. Before approving a loan, the loan officer or committee must determine that the borrower is creditworthy, is a capable manager, understands the specific purpose of the loan, understands the source and plan of repayment, and determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

        The maintenance of an adequate loan loss reserve is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to monitor the adequacy of the loan loss reserve in accordance with GAAP, the Bank's stated policies and procedures, and regulatory guidance. Quantification of the level of reserve which is prudently conservative, but not excessive, involves a high degree of judgment.

        Management's assessment of the adequacy of the loan loss reserve considers a wide range of factors including portfolio growth, mix, collateral and geographic diversity, and terms and structure. Portfolio performance trends, including past dues and charge-offs, are monitored closely. Management's assessment includes a continuing evaluation of current and expected market conditions and the potential impact of economic events on borrowers. Management's assessment program is monitored by an ongoing loan review program conducted by an independent accounting firm and periodic examinations by bank regulators.

        Management uses a variety of financial methods to quantify the level of the loan loss reserve. At inception, each loan transaction is assigned a risk rating that ranges from "RR1—Excellent" to "RR4—Average." The risk rating is determined by an analysis of the borrower's credit history and capacity, collateral, and cash flow. The weighted average risk rating of the portfolio provides an indication of overall risk and identifies trends. The portfolio is additionally segmented by loan type, collateral, and purpose. Loan transactions that have exhibited signs of increased risk are downgraded to a "Watch," "Critical," or "Substandard" classification, i.e., RR5, RR6 and RR7, respectively. These loans are closely monitored for rehabilitation or potential loss and the loan loss reserve is adjusted accordingly.

        It is management's intent to maintain a loan loss reserve that is adequate to absorb current and estimated losses which are inherent in a loan portfolio. The historical loss ratio (net charge-offs as a percentage of average loans) was 1.53%, 2.17% and 0.64% for the years ended December 31, 2010, 2009 and 2008, respectively. The year-end loan loss reserve as a percentage of the end of period loans was 1.75%, 1.70% and 1.30%, respectively, for the same years. Because of the commercial emphasis of the Bank's operation, management has kept a reserve level in excess of historical results.

        The provision for loan losses for 2010 was $20,011, a decrease of $11,028 over the $31,039 provision for 2009. In 2010, expenses reflected the impact of $18,461 in net charge-offs during the year and the incremental provision required as a result of the $56,960 increase in loan volume. The Bank's provision for loan losses is subject to increase as a result of management's determination or if directed by regulators for prior periods as a result of ongoing regulatory examinations.

Credit Risk Management and Reserve for Loan Losses

        Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of the Bank. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained. Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.

        The Bank targets small- and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur to a level where the loan loss reserve is not sufficient to cover actual loan losses, the Bank's earnings will decrease. The Bank uses an independent accounting firm to review its loans for quality in addition to the reviews that may be conducted by bank regulatory agencies as part of their usual examination process.

        Management regularly reviews the loan portfolio and determines the amount of loans to be charged-off. In addition, management considers such factors as the Bank's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

  Financial Tables

        The financial information below regarding the Corporation and the Bank should be read in conjunction with the Corporation's financial statements included in Item 8 of this Annual Report on Form 10-K.

Average Balance Sheets, Net Interest Income and Changes in Interest Income and Interest Expense

        The following tables present the average yearly balances of each principal category of assets, liabilities and shareholders' equity of the Corporation and the Bank. The tables are presented on a taxable equivalent basis, as applicable.

	Twelve Months Ended December 31, 2010
(Dollars in thousands)	Average Balance	Interest	Average Rate
ASSETS
Interest earning assets
Securities
Taxable(1)	$92,320	$3,387	3.65%
Tax-exempt	—	—	—

Total Securities	92,320	3,387	3.65%
Loans(2)(3)	1,185,579	77,920	6.57%
Federal funds sold	19,417	71	0.37%

Total interest earning assets	1,297,316	81,378	6.27%
Non-interest earning assets
Cash and due from banks	13,268
Net fixed assets and equipment	2,235
Accrued interest and other assets	95,480

Total assets	$1,408,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits (other than demand)	$1,227,550	$27,162	2.21%
Federal funds purchased	6,369	21	0.33%
Subordinated debt and other borrowings	31,580	1,690	5.35%

Total interest-bearing liabilities	1,265,499	28,873	2.28%
Non-interest bearing liabilities
Non-interest bearing demand deposits	24,106
Other liabilities	10,789
Shareholders' equity	107,905

Total liabilities and shareholders' equity	$1,408,299

Net interest spread	3.99%
Net interest margin	4.05%

(1)
Unrealized loss of $546 is excluded from yield calculation.

(2)
Non-accrual loans are included in average loan balances and loan fees of $5,904 are included in interest income.

(3)
Loans are presented net of allowance for loan loss.

	Twelve Months Ended December 31, 2009
(Dollars in thousands)	Average Balance	Interest	Average Rate
ASSETS
Interest earning assets
Securities
Taxable(1)	$102,827	$5,325	5.14%
Tax-exempt	—	—	—

Total Securities	102,827	5,325	5.14%
Loans(2)(3)	1,115,993	75,770	6.79%
Federal funds sold	5,955	13	0.22%

Total interest earning assets	1,224,775	81,108	6.62%
Non-interest earning assets
Cash and due from banks	8,452
Net fixed assets and equipment	2,160
Accrued interest and other assets	71,818

Total assets	$1,307,205

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits (other than demand)	$1,133,387	$34,213	3.02%
Federal funds purchased	14,467	89	0.62%
Subordinated debt and other borrowings	33,198	1,890	5.69%

Total interest-bearing liabilities	1,181,052	36,192	3.06%
Non-interest bearing liabilities
Non-interest bearing demand deposits	24,372
Other liabilities	6,626
Shareholders' equity	95,155

Total liabilities and shareholders' equity	$1,307,205

Net interest spread	3.56%
Net interest margin	3.66%

(1)
Unrealized loss of $806 is excluded from yield calculation.

(2)
Non-accrual loans are included in average loan balances and loan fees of $5,347 are included in interest income.

(3)
Loans are presented net of allowance for loan loss.

	Twelve Months Ended December 31, 2008
(Dollars in thousands)	Average Balance	Interest	Average Rate
ASSETS
Interest earning assets
Securities
Taxable(1)	$84,005	$4,717	5.59%
Tax-exempt	—	—	—

Total Securities	84,005	4,717	5.59%
Loans(2)(3)	928,508	71,101	7.66%
Federal funds sold	7,374	160	2.17%

Total interest earning assets	1,019,887	75,978	7.45%
Non-interest earning assets
Cash and due from banks	3,732
Net fixed assets and equipment	1,918
Accrued interest and other assets	30,322

Total assets	$1,055,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits (other than demand)	$925,661	$39,271	4.24%
Federal funds purchased	10,380	269	2.59%
Subordinated debt and other borrowings	25,268	1,487	5.88%

Total interest-bearing liabilities	961,309	41,027	4.27%
Non-interest bearing liabilities
Non-interest bearing demand deposits	23,344
Other liabilities	2,825
Shareholders' equity	68,381

Total liabilities and shareholders' equity	$1,055,859

Net interest spread	3.18%
Net interest margin	3.43%

(1)
Unrealized loss of $318 is excluded from yield calculation.

(2)
Non-accrual loans are included in average loan balances and loan fees of $5,730 are included in interest income.

(3)
Loans are presented net of allowance for loan loss.

        The following tables provide an analysis of the impact of changes in volume and rate on interest income and interest expense from 2010 to 2009 and 2009 to 2008:

	December 31, 2010 change from December 31, 2009 due to:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$4,625	$(2,475)	$2,150
Securities (taxable)(1)	(499)	(1,439)	(1,938)
Federal funds sold	45	13	58

Total interest income	4,171	(3,901)	270

Interest expense
Deposits (other than demand)	2,662	(9,713)	(7,051)
Federal funds purchased	(37)	(31)	(68)
Subordinated debt	(90)	(110)	(200)

Total interest expense	2,535	(9,854)	(7,319)

Net interest income	$1,636	$5,953	$7,589

	December 31, 2009 change from December 31, 2008 due to:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$13,314	$(8,645)	$4,669
Securities (taxable)(1)	990	(382)	608
Federal funds sold	(26)	(121)	(147)

Total interest income	14,278	(9,148)	5,130

Interest expense
Deposits (other than demand)	7,700	(12,758)	(5,058)
Federal funds purchased	78	(258)	(180)
Subordinated debt	453	(50)	403

Total interest expense	8,231	(13,066)	(4,835)

Net interest income	$6,047	$3,918	$9,965

(1)
Unrealized losses of $546 and $806 are excluded from yield calculation for the 12 months ended December 31, 2010 and 2009, respectively.

Liability and Asset Management

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the dollar amount of rate sensitive assets re-pricing during a period and the volume of rate sensitive liabilities re-pricing during the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

        The Bank's Asset Liability and Investment Committee, which consists of the Corporation's non-independent board members and executive officers and certain other bank officers, Arthur F. Helf, Michael R. Sapp, H. Lamar Cox and Frank Perez, is charged with monitoring the liquidity and funds position of the Bank. The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities. The Bank operates an asset/liability management model. At December 31, 2010, the Bank had a positive cumulative re-pricing gap between four and 12 months of approximately $6,716 or 0.46% of total year-end assets. See Item 7A of this Annual Report on Form 10-K for additional information.

Deposits

        The Bank's primary source of funds is interest-bearing deposits. The following tables present the average amount of and average rate paid on each of the following deposit categories for 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Non-interest-bearing demand deposits	$24,106	—%	$24,372	—%	$23,344	—%
Interest-bearing demand deposits	5,773	0.19	6,693	0.13	6,517	0.74
Money market accounts	48,921	1.84	42,030	0.90	65,269	2.04
Savings accounts	270,264	2.14	92,510	2.22	6,531	2.71
IRA accounts	37,090	2.63	37,711	3.62	25,363	4.66
Purchased time deposits	506,262	2.35	534,942	3.29	455,054	4.50
Time deposits	359,240	2.12%	419,501	3.05%	366,926	4.37%

Total deposits	$1,251,656		$1,157,759		$949,004

        The following table indicates amount outstanding of time certificates of deposit of $100 thousand or more and respective maturities as of December 31, 2010:

(Dollars in thousands)	2010
Three months or less	$112,933
Over three months through six months	40,635
Over six months through 12 months	42,456
More than 12 months	171,532

Total	$367,556

Investment Portfolio

        The Bank's investment portfolio at December 31, 2010, 2009 and 2008 consisted of the following:

(Dollars in thousands)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2010
U.S. Government agencies	$58,472	$—	$(5,231)	$63,703
U.S. Treasuries	20,495	—	(1,661)	22,156
Municipal bonds	8,232	7	(244)	8,469
Corporate debt securities	34,651	17	(314)	34,948
Other	5,800	—	—	5,800

	$127,650	$24	$(7,450)	$135,076

December 31, 2009
U.S. Government agencies	$82,843	$57	$(2,138)	$84,924
Corporate debt securities	188	6	—	182
Other	10,637	—	—	10,637

	$93,668	$63	$(2,138)	$95,743

December 31, 2008
U.S. Government agencies	$95,195	$1,197	$(51)	$94,049
Corporate debt securities	650	2	(82)	730
Other	5,445	228	—	5,217

	$101,290	$1,427	$(133)	$99,996

        The following table presents the estimated maturities and weighted average yields of investment securities of the Bank at December 31, 2010:

Obligations of U.S. Government agencies
Due in less than one year	$—	$—	—%
Due after one through five years	—	—	—%
Due after five through ten years	23,066	21,791	2.73%
Due after ten years	40,637	36,681	3.20%

Total obligations of U.S. Government agencies	63,703	58,472

Obligations of U.S. treasuries
Due in less than one year	—	—	—%
Due after one through five years	—	—	—%
Due after five through ten years	22,156	20,495	2.69%
Due after ten years	—	—	—%

Total obligations of U.S. treasuries	22,156	20,495

Obligations of Municipal securities
Due in less than one year	—	—	—%
Due after one through five years	—	—	—%
Due after five through ten years	1,001	970	4.33%
Due after ten years	7,468	7,262	5.28%

Total municipal securities	8,469	8,232

Corporate debt securities
Due in less than one year	—	—	—%
Due after one through five years	34,948	34,651	2.31%
Due after five through ten years	—	—	—%
Due after ten years	—	—	—%

Total corporate debt securities	34,948	34,651

Other securities	5,800	5,800	8.10%

Total securities available for sale	$135,076	$127,650

        The Bank owned no tax-exempt securities during the period ended December 31, 2010.

Investment Policy

        The objective of the Bank's investment policy is to invest funds not otherwise needed to meet the loan demand of its market area to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. In doing so, the Bank balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of the Bank's deposits of public funds, maintains compliance with regulatory investment requirements and assists the various public entities with their financing needs. The asset liability and investment committee has full authority over the investment portfolio and makes decisions on purchases and sales of securities. The entire portfolio, along with all investment transactions occurring since the previous Board of Director's meeting, is reviewed by the Board at each monthly meeting. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank's needed liquidity and longer term securities purchased to generate level income for the Bank over periods of interest rate fluctuations.

Loan Portfolio

        The Bank had net loans of $1,208,348 at December 31, 2010. As the loan portfolio is concentrated in Davidson County and Williamson County, there is a risk that the borrowers' ability to repay the loans could be affected by changes in local economic conditions. The following schedule details the outstanding loans of the Bank at December 31, 2010, 2009, 2008, 2007 and 2006:

(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate
Construction	$115,882	$142,109	$181,638	$112,405	$74,482
1 to 4 family residential	42,101	42,425	37,822	33,560	22,873
Other	307,406	259,220	171,150	143,973	83,985
Commercial, financial and agricultural	648,187	649,475	589,518	477,666	353,996
Consumer	3,692	3,476	3,572	3,966	3,246
Tax leases	112,543	74,596	53,025	22,752	6,936

Total loans	1,229,811	1,171,301	1,036,725	794,322	545,518
Less: allowance for loan losses	(21,463)	(19,913)	(13,454)	(10,321)	(6,968)

Net loans	$1,208,348	$1,151,388	$1,023,271	$784,001	$538,550

        The following table reflects the composition of the Bank's loan portfolio by type at December 31 of the years presented:

(Dollars in thousands)	2010	2009	2008	2007	2006
Real estate
Construction	9.42%	12.13%	17.52%	14.15%	13.65%
1 to 4 family residential	3.42%	3.62%	3.65%	4.22%	4.19%
Other	25.00%	22.13%	16.51%	18.13%	15.40%
Commercial, financial and agricultural	52.71%	55.45%	56.86%	60.14%	64.89%
Consumer	0.30%	0.30%	0.34%	0.50%	0.60%
Tax leases	9.15%	6.37%	5.12%	2.86%	1.27%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

        The following table reflects the composition of the Bank's commercial loan portfolio by sourcing program type at December 31 of the years presented:

	As of December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Direct funding	$416,519	64.26%	$351,933	54.19%	$267,542	45.38%
Indirect funding
Large	94,292	14.55	130,573	20.10	148,538	25.20
Small	137,376	21.19	166,969	25.71	173,438	29.42

Total	$648,187	100.00%	$649,475	100.00%	$589,518	100.00%

        The following table details maturities and sensitivity to interest rates changes for outstanding loans of the Bank at December 31, 2010:

(Dollars in thousands)	Due in 1 year or less	Due in 1 to 5 years	Due after 5 years	Total
Real estate
Construction	$48,143	$45,004	$22,735	$115,882
1 to 4 family residential	21,371	17,414	3,316	42,101
Other	104,180	190,206	13,020	307,406
Commercial, financial and agricultural	225,275	388,911	34,001	648,187
Consumer	2,329	1,363	—	3,692
Tax leases	1,557	37,895	73,091	112,543

Total loans	402,855	680,793	146,163	1,229,811
Less: allowance for loan losses				(21,463)

Net loans	$402,855	$680,793	$146,163	$1,208,348

Interest rate sensitivity:
Fixed interest rates	212,898	572,954	35,936	821,788
Floating or adjustable rates	189,957	107,839	110,227	408,023

Total	$402,855	$680,793	$146,163	$1,229,811

Capital Resources / Liquidity

  Liquidity

        Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Bank's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to ensure funds are available at all times, the Bank devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

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

        At December 31, 2010, the Bank had outstanding loan commitments of $98.67 million. The Corporation monitors the Bank's liquidity position and expects to have sufficient funds to meet its current funding commitments.

  Impact of Inflation and Changing Prices

        The financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and a result of inflation. The impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Capital Adequacy

        Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. To continue to grow, the Bank must increase capital by generating earnings, issuing equity securities, borrowing funds or a combination of those activities. If growth exceeds expectations, the Bank may need to raise capital in the capital markets. The Bank's ability to raise capital will depend in part on conditions in the capital markets which are outside the Bank's control. If the Bank cannot raise capital on terms acceptable to it, the Bank's ability to continue growing would be materially impaired.

        The objective of the Bank's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements including remaining well capitalized. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets and average equity to net loans.

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

        The Corporation and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for the Corporation and the Bank for 2010 and 2009 are set forth below:

		Corporation		Bank
	Capital Level Meeting Regulatory Definition of "Well Capitalized"
		2010	2009	2010	2009
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	11.37	9.57	10.05	9.37
Total Risk-Based Ratio	10.00	12.62	10.83	11.30	10.63
Leverage Ratio	5.00	9.94	8.93	8.80	8.74

        Based solely on analysis of federal banking regulatory categories, on December 31, 2010 the Corporation and the Bank both fell within the "well capitalized" categories under the regulations.

        The TDFI and the FDIC performed a regularly scheduled joint examination of the Bank from August 2, 2010 to September 3, 2010, and a Joint Report of Examination was issued to the Bank on March 17, 2011.

        During the course of the Bank examination and management of the Bank has been cooperating and actively engaged in dialogue with the FDIC and TDFI on various issues raised during the examination, including the classification of loans and the adequacy of the Bank's allowance for loan and lease losses. However, the Bank has been notified that both the TDFI ad FDIC will be seeking enforcement actions against the Bank as a result of their recently completed joint examination. Management is currently in discussions with the FDIC and TDFI and any consent enforcement agreements would be subject to negotiation before issuance. Based on the joint examination and these discussions to date, any enforcement action to which the Bank may become subject could include, but would not be limited to, a varying degree of requirements, including, among other things, a requirement that the Bank increase its capital ratios, improve asset quality, increase earnings, improve liquidity, improve sensitivity to market risk, alter our capital adequacy category, increase the level of our loan and lease loss allowance, dispose certain assets and liabilities within a prescribed period of time or both, develop a strategic plan governing the Bank's future operations, address potential regulatory violations as well as management's performance in addressing the foregoing perceived deficiencies. As a result of certain criticisms, primarily of our allowance for loan and lease losses, our regulators, the FDIC and TDFI, have proposed an increase in our allowance for loan and lease losses of up to approximately $16 million, an amount not recognized in the financial statements to this annual report. We do not concur with this amount and our regulators have not provided us with their methodology. Accordingly, if ultimately required, the increase to our allowance for loan and lease losses may differ from the amount our regulators are requiring. The Federal Reserve Bank has recently commenced a regular inspection of the Corporation and has the authority to issue an enforcement action against the Corporation for similar deficiencies. The terms of any such enforcement actions could have a material adverse effect on our business, operations, financial condition, results of operations and the value of our common stock.

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

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Financial instruments for which contract amounts represented credit risk as of December 31:

	2010		2009		2008
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$31,346	$67,327	$23,457	$71,800	$39,529	$137,950
Standby letters of credit and financial guarantees	—	10,919	—	9,106	—	16,239

        Commitments to make loans are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 3.25% to 11% and maturities ranging from two months to five years.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Contractual Obligations

        At December 31, 2010, the Bank had certain contractual obligations as shown below.

Contractual Obligations(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(Dollars in thousands)
Deposits without stated maturity	$395,166	$395,166	$—	$—	$—
Certificates of deposit	888,299	451,865	363,374	73,060	—
Subordinated long-term debt	25,421	—	2,223	—	23,198
Short-term debt	—	—	—	—	—
Operating lease obligations	6,821	904	2,705	1,880	1,332
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—

Total	$1,315,707	$847,935	$368,302	$74,940	$24,530

(1)
Excludes interest.

Recent Accounting Pronouncements

        Accounting Standards Updates are located starting on page F-12, within Note 1 to the Corporation's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

        To manage interest rate risk, the Corporation must take a position on the expected future trend of interest rates. Rates may rise, fall or remain the same. The Asset-Liability Committee of the Bank develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation's balance sheet. The Corporation's annual budget reflects the anticipated rate environment for the next 12 months. The Asset-Liability Committee conducts a quarterly analysis of the rate sensitivity position. The results of the analysis are reported to the Bank's Board.

        The Asset-Liability Committee uses a computer model to analyze the maturities of rate sensitive assets and liabilities. The model measures the "gap," which is the difference between the dollar amount of rate sensitive assets re-pricing during a period and the volume of rate sensitive liabilities re-pricing during the same period. Gap is also expressed as the ratio of rate sensitive assets divided by rate sensitive liabilities. If the ratio is greater than one, the dollar value of assets exceeds the dollar value of liabilities and the balance sheet is "asset sensitive." Conversely, if the value of liabilities exceeds the value of assets, the ratio is less than one and the balance sheet is "liability sensitive." Policy requires management to maintain the gap within a range of 0.75 to 1.25.

        The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates the Corporation's rate sensitive position at December 31, 2010. Management uses the one year gap as the appropriate time period for setting strategy.

 Rate Sensitivity Gap Analysis

(Dollars in thousands)	Floating	1–3 Months	4–12 Months	1–5 Years	Over 5 years	Total
Maturities:
Interest-Earnings Assets
Federal funds sold	$—	$14,214	$—	$—	$—	$14,214
Securities
U.S. government agencies	—	(146)	(441)	(2,533)	25,276	22,156
U.S. Treasuries	—	(264)	(806)	(4,632)	76,248	70,546
Corporate bonds	—	7	16	100	34,825	34,948

Total securities	—	(403)	(1,231)	(7,065)	136,349	127,650
Total loans	—	171,122	400,342	586,682	71,665	1,229,811

Total interest-earning assets	—	184,933	399,111	579,617	208,014	1,371,675
Other assets	—	—	—	—	81,491	81,491

Total assets	—	184,933	399,111	579,617	289,505	1,453,166
Interest-bearing liabilities
Deposits
Interest checking	$—	$421	$1,069	$2,745	$956	$5,191
Money market and savings	—	37,488	86,386	183,009	57,606	364,489
Time deposits	—	172,595	279,369	446,920	5,001	903,885

Total deposits	—	210,504	366,824	632,674	63,563	1,273,565

Federal funds purchased
Short-term debt	—	—	—	—	—	—
Subordinated debt and other borrowings	—	—	—	2,223	23,198	25,421
Total interest-bearing liabilities	—	210,504	366,824	634,897	86,761	1,298,986
Other liabilities	—	—	—	—	34,843	34,843
Shareholders' equity	—	—	—	—	119,337	119,337
Total liabilities and shareholders' equity	$—	$210,504	$366,824	$634,897	$240,941	$1,453,166
Rate sensitive gap by period	$—	$(25,571)	$32,287	$(55,280)	$121,253
Cumulative gap		$(25,571)	$6,716	$(48,564)	$72,689
Cumulative gap as a percentage of total assets		(1.76)%	0.46%	(3.34)%	5.00%
Rate sensitive assets / rate sensitive liabilities (cumulative)	—	0.88	1.01	0.96	1.06

        In 2010, the FOMC maintained the federal funds target rate at zero to twenty-five basis points. As of December 31, 2010, the Corporation was positioned for an increasing rate environment with assets re-pricing more rapidly than liabilities. At year-end 2010, the Corporation's one-year ratio was 1.01.

        The interest rate risk model that defines the gap position also performs a "rate shock" test of the balance sheet. The rate shock procedure measures the impact on the economic value of equity ("EVE") which is a measure of long-term interest rate risk. EVE is the difference between the market value of the assets and the liabilities and is the liquidation value of the bank. In this analysis, the model calculates the discounted cash flow or market value of each category on the balance sheet. The percent change in EVE is a measure of the volatility of risk. Regulatory guidelines specify a maximum change of 30% for a 200 basis points rate change. At December 31, 2010, the percent change in EVE for a plus or minus 200 basis points was well within that range at (22.5)% and 27.7%, respectively.

        The one year gap of 1.01 indicates that the Bank would show an increase in net interest income in a falling rate environment, and the EVE rate shock shows that the EVE would rise in a falling rate environment. The EVE simulation model is a static model that provides information only at a certain point in time. For example, in a rising rate environment, the model does not take into account actions that management might take to change the impact of rising rates on the Bank. Given that limitation, it is still useful is assessing the impact of an unanticipated movement in interest rates.

        The above analysis may not on its own be an entirely accurate indicator of how net interest income or EVE will be affected by changes in interest rates. Income associated with interest earning assets and costs associated with interest bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. The Asset-Liability Committee develops its view of future rate trends by monitoring economic indicators, examining the views of economists and other experts, and understanding the current status of the Corporation's balance sheet, and conducts a quarterly analysis of the rate sensitivity position. The results of the analysis are reported to the Bank's Board.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The report of independent accountants, consolidated financial statements and supplementary data required by Item 8 are set forth on pages F-1 through F-45 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        a)    Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure control and procedures were effective in ensuring that information required to be disclosed in the reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management's assessment of the design and operating effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K. Management's report is included with the 2010 consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the caption entitled "Management's Report on Internal Control Over Financial Reporting."

        This Annual Report on Form 10-K does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to amendments to Section 404 of the Sarbanes-Oxley Act of 2002, as a result of a permanent exemption granted under Section 989G of the Dodd-Frank Act.

        b)    Changes in Internal Controls and Procedures. There were no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Information relating to our directors is incorporated by reference to the information contained under the caption "Proposal 1: Election of Directors" included in our proxy statement relating to our 2011 annual meeting of shareholders.

Executive Officers

        Information relating to our executive officers is incorporated by reference to the information contained under the caption "Executive Officers" included in our proxy statement relating to our 2011 annual meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

        Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained under the caption "General Information—Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our 2011 annual meeting of shareholders.

Code of Ethics

        Information with respect to our Code of Ethics is incorporated by reference to the information contained under the caption "Corporate Governance—Code of Ethics" included in our proxy statement relating to our 2011 annual meeting of shareholders.

Shareholder Nominees

        Information with respect to procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption "Corporate Governance—Shareholders Nomination of Directors" included in our proxy statement relating to our 2011 annual meeting of shareholders.

Audit and Compliance Committee

        Information relating to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption "Audit Committee Report" included in our proxy statement relating to our 2011 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding the Executive Compensation is incorporated by reference to the information contained under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" included in our proxy statement relating to our 2011 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        This information is incorporated by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" included in our proxy statement relating to our 2011 annual meeting of shareholders.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2010, with respect to compensation plans under which shares of Corporation common stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Option, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Shareholders(1)	304,888	20.38	1,695,112
Equity Compensation Plans Not Approved by Shareholders (incentive options for executive officers, directors and incorporators)(2)	410,000	11.93	—

Total	714,888	15.53	1,695,112

(1)
Includes the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan, as amended.

(2)
Includes various stock option agreements entered into with employees of the Bank between January 14, 2000 and November 1, 2005. For additional information regarding the terms of these stock options, see Note 13 to the Corporation's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        This information is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" and "Corporate Governance-Director Independence" included in our proxy statement relating to our 2011 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        This information is incorporated by reference to the information contained under the caption "Proposal 2: Ratification of the Appointment of Independent Registered Accounting Firm" included in our proxy statement relating to our 2011 annual meeting of shareholders.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1) Financial Statements: See Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        (2)   Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

        (3)   Exhibits:

Exhibit No.	Description
3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Form of Stock Certificate(4)
4.2	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.3
Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)
4.4	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.5	Form of Certificate of Series A Preferred Stock(6)
4.6	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan—Employees(2)(12)
10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option—Directors(2)(13)
10.3	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option—Incorporators(2)(13)
10.4	Form of Tennessee Commerce Bancorp, Inc. 2003 Stock Option—Directors(2)(13)
10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf(2)(13)
10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp(2)(13)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(2)(13)
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and Michael R. Sapp(7)(13)
10.9	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and H. Lamar Cox(7)(13)
10.10	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(8)(13)

Exhibit No.	Description
10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(9)(13)
10.12	Amendment to the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(10)
10.13	Letter Agreement, dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6)(13)
10.14	Form of Split Dollar Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox.(7)(13)
10.15	Form of Salary Continuation Plan, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Michael R. Sapp and H. Lamar Cox.(7)(13)
10.16	Form of Consulting and Non-Competition Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf and H. Lamar Cox. (7)(13)
10.17
Amendment to freeze benefit accruals under the Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp.(11)(13)
10.18	Supplemental Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp.(11)(13)
10.19	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan(12)(13)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*
99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

(1)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009 and incorporated herein by reference.

(2)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005 and incorporated herein by reference.

(3)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2008 and incorporated herein by reference.

(4)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 2007 (Registration No. 333-148415), and incorporated herein by reference.

(5)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2008 and incorporated herein by reference.

(6)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(7)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2009, and incorporated herein by reference.

(8)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008 and incorporated herein by reference.

(9)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2007 and incorporated herein by reference.

(10)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2010 and incorporated herein by reference.

(11)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Registration Statement on Form 8-k, as filed with the Securities and Exchange Commission on January 6, 2011 and incorporated herein by reference.

(12)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2010 and incorporated herein by reference.

(13)
Compensatory plans or arrangements

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.
By:	/s/ MICHAEL R. SAPP Michael R. Sapp, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 31, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ H. LAMAR COX	By:	/s/ PAUL W. DIERKSEN
	H. Lamar Cox, Chief Operating Officer and Director		Paul W. Dierksen, Director
Date: March 31, 2011		Date: March 31, 2011
By:	/s/ DENNIS L. GRIMAUD	By:	/s/ ARTHUR F. HELF
	Dennis L. Grimaud, Director		Arthur F. Helf, Director
Date: March 31, 2011		Date: March 31, 2011
By:	/s/ WILLIAM W. MCINNES	By:	/s/ THOMAS R. MILLER
	William W. McInnes, Director		Thomas R. Miller, Director
Date: March 31, 2011		Date: March 31, 2011
By:	/s/ DARREL REIFSCHNEIDER	By:	/s/ MICHAEL R. SAPP
	Darrel Reifschneider, Director		Michael R. Sapp, Chairman, Chief Executive Officer and Director
Date: March 31, 2011		Date: March 31, 2011
		By:	/s/ FRANK PEREZ
Frank Perez, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2011

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009
and for the three-year period ended December 31, 2010

Management's Report on Internal Control Over Financial Reporting

        Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The Corporation's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

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

        Management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Corporation's system of internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting as of December 31, 2010.

        This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Tennessee Commerce Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        Due to an unresolved report of examination from the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions that could require adjustments to the allowance for loan losses as discussed in Note 12, we were unable to satisfy ourselves about the valuation of the Company's allowance for loan losses as of December 31, 2010.

        In our opinion, except for the effects of such adjustments, if any, as might be determined necessary based on the outcome of the regulatory examination discussed in Note 12, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assessment of the effectiveness of Tennessee Commerce Bancorp, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, in accordance with the standards of the Public Company Accounting Oversight Board, included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ KraftCPAs PLLC
Nashville, Tennessee
April 15, 2011

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in thousands, except per share data)	2010	2009
ASSETS
Cash and due from banks	$6,521	$22,864
Federal funds sold	14,214	15,010

Cash and cash equivalents	20,735	37,874
Securities available for sale	127,650	93,668
Loans	1,229,811	1,171,301
Allowance for loan losses	(21,463)	(19,913)

Net loans	1,208,348	1,151,388
Premises and equipment, net	2,335	1,967
Accrued interest receivable	8,746	9,711
Restricted equity securities	2,459	2,169
Income tax receivable	418	68
Bank-owned life insurance	27,969	25,673
Other real estate owned	2,888	814
Reposessions	30,635	36,951
Other assets	20,983	23,149

Total assets	$1,453,166	$1,383,432

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest-bearing	$25,486	$30,111
Interest-bearing	1,273,565	1,212,431

Total deposits	1,299,051	1,242,542
Accrued interest payable	1,408	1,430
Accrued dividend payable	187	187
Short-term borrowings	—	14,000
Other liabilities	7,762	5,783
Long-term subordinated debt and other borrowings	25,421	23,198

Total liabilities	1,333,829	1,287,140
Shareholders' equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at December 31, 2010 and December 31, 2009	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at December 31, 2010 and at December 31, 2009; 12,194,884 and 5,646,368 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	6,097	2,823
Common stock warrant	453	453
Additional paid-in capital	84,391	63,247
Retained earnings	18,000	16,056
Accumulated other comprehensive loss	(4,604)	(1,287)

Total shareholders' equity	119,337	96,292

Total liabilities and shareholders' equity	$1,453,166	$1,383,432

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)	2010	2009	2008
Interest income
Loans, including fees	$77,920	$75,770	$71,101
Securities	3,387	5,325	4,717
Federal funds sold	71	13	160

Total interest income	81,378	81,108	75,978
Interest expense
Deposits	27,162	34,213	39,271
Other	1,711	1,979	1,756

Total interest expense	28,873	36,192	41,027
Net interest income	52,505	44,916	34,951
Provision for loan losses	20,011	31,039	9,111

Net interest income after provision for loan losses	32,494	13,877	25,840
Non-interest income
Service charges on deposit accounts	122	157	122
Securities gains	887	1,118	447
Gain (loss) on sale of loans	917	(1,928)	3,750
Loss on repossession and other real estate	(5,369)	(1,826)	(230)
Other	5,826	922	205

Total non-interest income (loss)	2,383	(1,557)	4,294
Non-interest expense
Salaries and employee benefits	12,071	9,849	9,100
Occupancy and equipment	2,032	1,625	1,422
Data processing fees	2,030	1,549	1,210
FDIC expense	3,601	1,922	682
Professional fees	3,011	1,851	2,012
Other	6,920	4,509	3,182

Total non-interest expense	29,665	21,305	17,608
Income (loss) before income taxes	5,212	(8,985)	12,526
Income tax expense (benefit)	1,768	(3,407)	4,772

Net income (loss)	3,444	(5,578)	7,754
Preferred dividends	(1,500)	(1,546)	—

Net income (loss) available to common shareholders	$1,944	$(7,124)	$7,754

Earnings (loss) per share (EPS):
Basic EPS	$0.24	$(1.50)	$1.64
Diluted EPS	0.24	(1.50)	1.60
Weighted average shares outstanding:
Basic	8,212,929	4,738,638	4,731,204
Diluted	8,212,929	4,738,638	4,852,065

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)	Preferred Stock	Common Stock	Warrants to Purchase Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity
Balance at December 31, 2007	$—	$2,362	$—	$45,024	$15,426	$309	$63,121
Comprehensive income
Net income	—	—	—	—	7,754	—	7,754
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $477 in tax	—	—	—	—	—	770	770
Reclassification adjustment for gains included in net income, net of $170 in tax	—	—	—	—	—	(277)	(277)

							8,247
Issuance of preferred stock	15,000	—	—	14,547	—	—	29,547
Issuance of common stock warrant	—	—	453	—	—	—	453
Exercise of stock options to purchase 7,500 common shares and related tax benefit	—	4	—	86	—	—	90
Stock-based compensation expense	—	—	—	289	—	—	289

Balance at December 31, 2008	$15,000	$2,366	$453	$59,946	$23,180	$802	$101,747
Comprehensive income
Net loss	—	—	—	—	(5,578)	—	(5,578)
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period, net of income tax benefit of $825	—	—	—	—	—	(1,351)	(1,351)
Reclassification adjustment for gains included in net income, net of $380 in tax	—	—	—	—	—	(738)	(738)

							(7,667)
Common stock warrant accretion	—	—	—	85	—	—	85
Preferred stock dividend	—	—	—	—	(1,546)	—	(1,546)
Issuance of 903,424 shares of common stock	—	452	—	2,830	—	—	3,282
Issuance of 11,248 shares of restricted stock and related tax benefit	—	5	—	51	—	—	56
Stock-based compensation expense	—	—	—	335	—	—	335

Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292
Comprehensive income
Net income	—	—	—	—	3,444	—	3,444
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period, net of income tax benefit of $1,402	—	—	—	—	—	(2,731)	(2,731)
Reclassification adjustment for gains included in net income, net of $301 in tax	—	—	—	—	—	(586)	(586)

							127
Common stock warrant accretion	—	—	—	93	—	—	93
Preferred stock dividend					(1,500)		(1,500)
Stock-based compensation expense	—	—	—	425	—	—	425
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	6	—	—	7
Issuance of 6,546,500 shares of common stock, net of issuance costs	—	3,273	—	20,620	—	—	23,893

Balance at December 31, 2010	$15,000	$6,097	$453	$84,391	$18,000	$(4,604)	$119,337

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$3,444	$(5,578)	$7,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	566	498	423
Deferred loan fees	476	320	(210)
Provision for loan losses	20,011	31,039	9,111
Stock-based compensation expense	425	335	289
Deferred income tax (benefit) expense	2,067	(3,053)	8,255
Net amortization of investment securities	(53)	182	(52)
Gain on sales of securities	(887)	(1,118)	(447)
Increase in cash surrender value of bank owned life insurance	(796)	—	—
Loss on sale of other real estate	78	940	—
Loss on sale of repossessions	5,291	886	230
Change in:
Accrued interest receivable	965	(1,596)	(2,214)
Accrued interest payable	(22)	(1,885)	1,023
Income tax receivable	(350)	4,362	(2,544)
Other assets	4,200	(7,353)	(4,822)
Other liabilities	(88)	(1,354)	(314)

Net cash provided by operating activities	35,327	16,625	16,482

Cash flows from investing activities
Purchases of securities available for sale	(252,391)	(162,533)	(101,560)
Proceeds from sales of securities available for sale	105,613	97,466	46,603
Proceeds from maturities, prepayments and calls on securities available for sale	108,385	70,255	28,713
Proceeds from sale of other real estate	176	6,480	25
Proceeds fron sale of repossessions	613	710	626
Net change in loans	(79,363)	(185,098)	(262,493)
Purchase of bank-owned life insurance	(1,500)	(25,673)	—
Purchases of FHLB stock	(290)	(484)	(747)
Net purchases of premises and equipment	(934)	(135)	(1,340)

Net cash used by investing activities	(119,691)	(199,012)	(290,173)

Cash flows from financing activities
Net change in deposits	56,509	173,399	254,090
Net change in federal funds purchased and repurchase agreements	—	—	(2,000)
Payments on short-term debt	(10,000)	—	(7,000)
Payments on long-term debt	(1,777)	—	14,950
Purchase of capital securities of unconsolidated subsidiary	—	—	(450)
Proceeds from issuance or preferred stock and common stock warrant		—	30,000
Preferred stock dividends	(1,500)	(1,359)	—
Warrant accretion expense	93	85	—
Issuance of common stock, net of issuance costs	23,900	3,338	—
Proceeds from excersise of common stock options	—	—	38
Proceeds from issuance of short-term debt	—	4,000	10,000
Excess tax benefit from option exercises	—	—	52

Net cash provided by financing activities	67,225	179,463	299,680

Net change in cash and cash equivalents	(17,139)	(2,924)	25,989
Cash and cash equivalents at beginning of period	37,874	40,798	14,809

Cash and cash equivalents at end of period	$20,735	$37,874	$40,798

Supplemental cash flow information:
Cash paid during period for interest	$28,895	$38,077	$40,004
Cash paid during period for income taxes	230	77	1,125
Loans foreclosed upon with repossessions	26,725	58,887	35,641
Loans originated from the sale of other real estate	—	550	180
Loans originated from the sale of repossessions	14,623	24,803	12,633

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry. The significant policies are summarized as follows:

        Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of Tennessee Commerce Bancorp,  Inc. (the "Corporation") and its wholly-owned subsidiaries, Tennessee Commerce Bank (the "Bank") and TCB Commercial Asset Services, Inc. ("TCB"). Tennessee Commerce Statutory Trust I and Tennessee Commerce Statutory Trust II are not consolidated and are accounted for under the equity method. Material intercompany accounts and transactions have been eliminated.

        Nature of Operations:    The Corporation was formed in July 2000. The Bank received its charter as a state bank and opened for business in January 2000. Substantially all of the assets, liabilities and operations presented in the consolidated financial statements are attributable to the Bank. The Bank provides a variety of banking services to individuals and businesses in Middle Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, lease financing, real estate mortgage and installment loans. In July 2008, TCB was formed as a wholly owned subsidiary of the Corporation. This subsidiary purchases, at fair market value, and then sells assets for the Bank.

        The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

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

        Cash on hand or on deposit with other banks of approximately $304,000 and $468,000 was required to meet regulatory reserve and clearing requirements at year-end 2010 and 2009, respectively. These balances do not earn interest.

        Securities:    Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2010 and 2009, all securities were classified as available for sale. The Bank had no trading securities or held to maturity securities as of December 31, 2010 and 2009.

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

        Management periodically reviews the loan portfolio. A loan is placed on non-accrual status when it is 90 days or more past due and immediate collection is doubtful. The non-accrual loans are reviewed periodically for impairment. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans are charged-off at a time when the collection efforts are reasonably deemed uncollectable.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Tax Leases:    Tax leases comprised approximately $112,543,000 and $74,596,000 of loans on the consolidated balance sheets at December 31, 2010 and 2009, respectively. In accordance with FASB ASC 860, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FASB ASC 860"), at the time of investment, the tax lease asset is recorded along with unearned interest income followed by periodic journal entries to record the interest income and maintain an accurate representation of the investment balance. The current balance is part of "Loans" on the consolidated balance sheets and as "Tax leases" on the summary of loans in Note 3.

        Allowance for Loan Losses:    In accordance with FASB ASC Topic 310, "Receivables" and allowance allocations calculated in accordance with ASC Topic 450, "Contingencies", the allowance for loan losses is maintained at a level that, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations and trends in historical loss experience, impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by the provision for loan losses and reduced by charge-offs, net of recoveries.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience and adjusted for current factors including the economic environment.

        Management considers a loan to be impaired when, based on current information and events, it is determined that the Corporation will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. Further information regarding the Corporation's policies and methodology used to estimate the allowance for possible loan losses is presented in Note 4—Allowance for Loan Losses.

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

        Other Real Estate and Repossessed Assets:    Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value, less costs to sell, at the date of foreclosure, determined by appraisal. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. Subsequent costs are expensed as they occur after any

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

re-acquisitions. Other real estate owned is included on the balance sheet, with a carrying value of approximately $2,888,000 and $814,000 at December 31, 2010 and 2009, respectively. Repossessed assets acquired by foreclosure are carried at the lower of the recorded investment in the asset or its estimated fair value. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. These repossessed assets are either disposed of by the Bank or sold to TCB for disposition. Subsequent costs are expensed as they occur after any re-acquisitions. The Bank's repossessions are included on the balance sheet, with a carrying value of approximately $23,326,000 and $27,169,000 in 2010 and 2009, respectively. If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by TCB at fair market value. The sole purpose of TCB is the disposition of assets repossessed by the Bank after the six-month holding period. At December 31, 2010 and 2009, TCB carried approximately $7,309,000 and $9,782,000, respectively. These assets are included in repossessions on the balance sheet.

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

        Interest-Only Strips Receivable:    Interest-only strips receivable are related to loans originated and sold to others, and represent the difference between the loan's coupon rate and the rate "passed through" to investors. The initial amount recorded as interest-only strips receivable ("I/O") is computed by applying present value factors to the investors' expected cash flows compared to expected cash flows from the borrowers. I/Os are carried at fair value and unrealized losses or gains are recognized into income. I/Os are included in other assets on the balance sheet.

        When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. If quotes are not available for interests that continue to be held by the transferor, the Bank estimates fair value based on the future expected cash flows estimated using management's best estimates of the key assumptions—credit losses and discount rates commensurate with the risks involved.

        Servicing Assets:    Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. When the Bank sells loans to others that it continues to service, a servicing asset is recorded at fair value. The Corporation values its servicing assets by allocating the carrying value of the financial asset between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. Capitalized servicing rights are reported in other assets and are amortized over the life of the loan being serviced. Servicing assets totaled approximately $107,000 and

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$80,000 as of December 31, 2010 and 2009, respectively. Servicing assets are included on the balance sheet with other assets.

        The Corporation initially measures all separately recognized servicing assets and servicing liabilities at fair value. The Corporation subsequently measures such assets and liabilities using either the amortization method, where it amortizes servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, where it measures servicing assets or servicing liabilities at fair value at each reporting date. The Corporation reports fair value changes in its earnings during the period in which they occur. Because of the nature of our servicing assets, quoted market prices may not be available, prohibiting the Corporation from using the fair value method. Therefore, if no quoted market prices are available, the Corporation uses the amortization method. The Corporation assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. After considering costs to service, the Corporation generally values the servicing assets at approximately 0.20% of the assets' fair value. The adoption of FASB ASC 860, "Accounting for Servicing of Financial Assets" ("FASB ASC 860"), did not have a material effect on the valuation of the Corporation's servicing assets or servicing liabilities for the year ended December 31, 2010.

        Income Per Common Share:    Basic income per share available to common stockholders ("EPS") is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding was attributable to common stock options, common stock appreciation rights, warrants and restricted shares. The dilutive effect of outstanding options, common stock appreciation rights, warrants and restricted shares is reflected in diluted EPS by application of the treasury stock method.

        Stock-Based Compensation:    Compensation expense for stock options and non-vested stock awards is based on the fair value of the award on the measurement date, which, for the Corporation, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards and deferred stock units is generally the market price of the Corporation's common stock on the date of grant. Some amounts have been reclassified to be comparable to current year presentation.

        In June of 2007, the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan (the "Equity Plan") was adopted and the Corporation reserved 1,000,000 shares of its common stock to be issued, and not repurchased, in accordance with the provisions of the plan. In 2010, shareholders approved an amendment to the Equity Plan to, among other things, increase the number of shares of Corporation common stock available for award under the Equity Plan to 2,000,000.

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

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

        Advertising Costs:    Advertising costs are generally charged to operations in the year incurred and totaled approximately $96,000, $100,000 and $107,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Dividend Restrictions:    Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation, which would limit dividends payable by the Corporation to its shareholders. In addition, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Corporation ("Series A Preferred Stock") includes certain restrictions regarding the payment of dividends on the Corporation's common stock. For more information regarding these restrictions, see Note 16.

        Comprehensive Income:    Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

        Fair Value of Financial Instruments:    ASC Topic 820, "Fair Value Measurements and Disclosures," defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. See Note 14—Fair Values of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

        Operating Segments:    While the chief decision-makers monitor the revenue streams of the various products and services, the Corporation does not have any identifiable segments.

        Reclassifications:    Some items in the prior year financial statements were reclassified to conform to the current presentation.

        Recently Issued Accounting Standards:    In the first quarter of 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements," which amended FASB ASC Topic 855, "Subsequent Events," so that companies are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Instead companies must evaluate subsequent events through the date the financial statements are issued.

        ASU No. 2009-16, "Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets" ("ASU 2009-16"), amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a "qualifying special-purpose

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entity" and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation's financial statements.

        ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements" ("ASU 2010-06"), requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosure related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 14 below for more information.

        ASU No. 2010-11, "Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives" ("ASU 2010-11"), clarifies that the only forms of an embedded credit derivative that are exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Corporation on July 1, 2010 and did not have a significant impact on the Corporation's financial statements.

        ASU 2010-18 "Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset." In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU clarifies that modifications of loans accounted for within a pool under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, would not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The Company will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This new guidance takes effect for the first interim or annual period ending on or after July 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to significantly impact the Company's accounting for purchased loans.

        ASU No. 2010-20, "Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"), requires a company to provide more information in its disclosure about the credit quality of its financing receivables and the credit reserves held against it. The amendments that require disclosure as of the end of a reporting period are effective for the

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods ending on or after December 15, 2010. ASU 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but is not expected to impact the Corporation's financial position, results of operations or cash flows. Amendments in this recently issued accounting standard have delayed the effective date until reporting periods starting June 15, 2011 for the disclosure about troubled debt restructurings.

NOTE 2—SECURITIES

        The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at December 31, 2010 and 2009:

(Dollars in thousands)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
December 31, 2010
U.S. Government agencies	$58,472	$—	$(5,231)	$63,703
U. S. Treasuries	20,495	—	(1,661)	22,156
Municipal bonds	8,232	7	(244)	8,469
Corporate debt securities	34,651	17	(314)	34,948
Other	5,800	—	—	5,800

	$127,650	$24	$(7,450)	$135,076

December 31, 2009
U.S. Government agencies	$82,843	$57	$(2,138)	$84,924
Corporate debt securities	188	6	—	182
Other	10,637	—	—	10,637

	$93,668	$63	$(2,138)	$95,743

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SECURITIES (Continued)

        Contractual maturities of debt securities at December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value
Due in less than one year	$—
Due after one through five years	34,651
Due after five through ten years	43,256
Due after ten years	49,743

Total	$127,650

        Gross gains of approximately $1,033,000, $1,231,000 and $611,000 on sales of securities were recognized in 2010, 2009 and 2008, respectively. Gross losses of approximately $146,000, $113,000 and $164,000 on sales of securities were recognized in 2010, 2009 and 2008, respectively. Securities carried at approximately $66,832,000 and $70,878,000 at December 31, 2010 and 2009, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

        Restricted equity securities consist of securities which are restricted as to transferability. These securities are recorded at cost.

        The Bank had Federal Home Loan Bank ("FHLB") stock as follows:

	December 31,
(Dollars in thousands)	2010	2009
FHLB	$2,459	$2,169

        Securities with unrealized losses at year-end 2010 and 2009, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2010
U.S. Government agencies	$58,472	$5,231	$—	$—	$58,472	$5,231
U.S. Treasuries	20,495	1,661	—	—	20,495	1,661
Municipal bonds	6,593	244			6,593	244
Corporate debt securities	29,594	314	—	—	29,594	314

Total	$115,154	$7,450	$—	$—	$115,154	$7,450

2009
U.S. Government agencies	$54,552	$1,882	$14,737	$256	$69,289	$2,138
Corporate debt securities	—	—	—	—	—	—

Total	$54,552	$1,882	$14,737	$256	$69,289	$2,138

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SECURITIES (Continued)

        Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

        Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation's consolidated income statement.

        There were zero and six securities with continued unrealized losses lasting 12 months or more at December 31, 2010 and 2009, respectively. There were 34 and 16 securities with continued unrealized losses lasting less than 12 months at December 31, 2010 and December 31, 2009, respectively.

NOTE 3—LOANS

        The following is a summary of loans outstanding by category at December 31:

(Dollars in thousands)	2010	2009
Real estate
Construction	$115,882	$142,109
1 to 4 family residential	42,101	42,425
Other	307,406	259,220
Commercial and industrial	648,187	649,475
Consumer	3,692	3,476
Tax leases	112,543	74,596

	1,229,811	1,171,301
Less: Allowance for loan losses	(21,463)	(19,913)

Net loans	$1,208,348	$1,151,388

        The Bank records a transfer of financial assets as a sale when it surrenders control over the assets to the extent that consideration other than beneficial interests in the assets is received in exchange. The maximum extent of the Corporation's recourse obligations on loans transferred during the three-year period ended December 31, 2010 was 10% of the amount transferred, adjusted for any early payoffs or

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—LOANS (Continued)

terminations. The amount of the proceeds for loans that were transferred with recourse, that were recorded as a sale for each period was as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
Proceeds from loans transferred with recourse	$10,377	$19,160	$27,045

        The Bank services loans for the benefit of others. The amount of loans being serviced for the benefit of others at year-end for each period was as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
Amount of loans being serviced	$57,564	$81,704	$105,177

        Certain parties (principally executive officers and directors of the Bank, including their affiliates) were customers of, and had loans with the Bank in the ordinary course of business. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectability or present other unfavorable features.

        Loans to executive officers, directors and their affiliates were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$21,838	$16,425
New loans	4,802	6,400
Repayments	(2,327)	(987)

Ending balance	24,313	21,838

NOTE 4—ALLOWANCE FOR LOAN LOSSES

        The total allowance reflects managements' estimate of loan losses inherent in the loan portfolio at the balance sheet date. Management considers the allowance for loan losses of $21.5 million adequate to cover

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ALLOWANCE FOR LOAN LOSSES (Continued)

losses inherent in the loan portfolio. The following table presents by loan category, the changes in allowance for loan losses and the recorded investment in loans for the year ended December 31, 2010:

(Dollars in thousands)	Real estate— Construction	Real estate— 1–4 family residential	Real estate— Other	Commercial and industrial	Consumer	Tax leases	Total
Allowance for loan losses:
Beginning balance	$1,419	$288	$3,501	$14,021	$20	$664	$19,913
Charge-offs	(1,592)	(377)	(8)	(16,854)	(37)	—	(18,868)
Recoveries	77	—	90	220	20	—	407
Provisions	2,301	393	3,621	13,027	12	657	20,011

Ending balance	$2,205	$304	$7,204	$10,414	$15	$1,321	$21,463

Ending balance: individually evaluated for impairment	$950	$500	$—	$8,160	$—	$—	$9,610

Ending balance: collectively evaluated for impairment	$1,255	$(196)	$7,204	$2,254	$15	$1,321	$11,853

Ending balance: loans acquired deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$115,882	$42,101	$307,406	$648,187	$3,692	$112,543	$1,229,811

Ending balance: individually evaluated for impairment	4,096	5,581	32,474	45,552	—	—	87,703

Ending balance: collectively evaluated for impairment	111,786	36,520	274,932	602,635	3,692	112,543	1,142,108

Ending balance: loans acquired deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

        Changes in the allowance for loan losses were as follows for years ending December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008
Balance at beginning of year	$13,454	$10,321
Provision charged to operating expenses	31,039	9,111
Loans charged off	(26,085)	(6,099)
Recoveries	1,505	121

Balance at end of year	$19,913	$13,454

        The table below represents credit exposure for each loan category by internally assigned grades at December 31, 2010 and 2009, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The internal credit risk grading system is based on similarly graded loans. Credit risk grades are refreshed each quarter as they become available, at which time management analyzes the resulting scores, as well as other factors, to track loan performance.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ALLOWANCE FOR LOAN LOSSES (Continued)

        The Corporation internally assigned grades as follows:

  •
  Pass—No change in credit rating of borrower and loan-to-value ratio of asset;

  •
  Special Mention—Deterioration in either the credit rating of borrower or loan-to-value of asset;

  •
  Substandard—Significant deterioration in credit rating of borrower and loan-to-value ratio of asset; and

  •
  Doubtful—Weaknesses make collection or liquidation in full, highly improbable.

	Real estate— Construction		Real estate— 1–4 family		Real estate—Other
(Dollars in thousands)	2010	2009	2010	2009	2010	2009
Pass	$110,993	$130,347	$34,229	$39,945	$264,299	$258,159
Special Mention	—	—	2,114	1,476	10,164	170
Substandard	4,889	11,762	5,258	1,004	32,943	891
Doubtful	—	—	500	—	—	—

Total	$115,882	$142,109	$42,101	$42,425	$307,406	$259,220

	Commercial, financial and agricultural		Consumer		Tax leases
(Dollars in thousands)	2010	2009	2010	2009	2010	2009
Pass	$585,273	$623,219	$3,676	$3,476	$112,543	$74,596
Special Mention	19,275	324	—	—	—	—
Substandard	42,184	24,794	16	—	—	—
Doubtful	1,455	1,138	—	—	—	—

Total	$648,187	$649,475	$3,692	$3,476	$112,543	$74,596

        The table below provides an aging analysis of the recorded investment of past due financing receivables as of December 31, 2010. Also included are loans that are 90 days or more past due as to interest and principal and still accruing, because they are (1) well secured and in the process of collections or (2) real estate loans exempt under regulatory rules from being classified as nonaccrual.

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Total Non- accrual Loans	Recorded Investment > 90 Days and Accruing
Real Estate
Construction	$—	$—	$2,620	$2,620	$113,262	$115,882	$2,969	$—
1–4 family residential	3,711	—	1,453	5,164	36,937	42,101	5,764	—
Other	—	296	17,194	17,490	289,916	307,406	17,444	—
Commercial	15,376	3,162	29,412	47,950	600,237	648,187	26,122	3,608
Consumer	20	—	—	20	3,672	3,692	16	—
Tax leases	—	—	—	—	112,543	112,543	—	—

Total	$19,107	$3,458	$50,679	$73,244	$1,156,567	$1,229,811	$52,315	$3,608

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ALLOWANCE FOR LOAN LOSSES (Continued)

        Nonperforming loans were as follows as of December 31, 2009 and 2008:

	December 31,
(Dollars in thousands)	2009	2008
Loans past due over 90 days still on accrual	$1,328	$18,788
Nonaccrual loans	19,151	11,063

        The table below includes the recorded investment and unpaid principal balances at December 31, 2010 for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs, was used to determine the specific allowance recorded.

        The table also presents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances were calculated based on the month-end balances of the financing receivables of the period reported.

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Interest Income Recognized	Average Recorded Investment
Real Estate
Construction	$4,096	$1,500	$2,596	$4,096	$950	$55	$7,286
1–4 family residential	5,581	2,071	3,510	5,581	500	23	2,107
Other	32,474	32,474	—	32,474	—	—	11,953
Commercial	45,552	17,402	28,150	45,552	8,160	102	37,853
Consumer	—	—	—	—	—	—	—
Tax leases	—	—	—	—	—	—	—

Total	$87,702	$53,447	$34,256	$87,703	$9,610	$180	$59,199

        Impaired loans were as follows:

(Dollars in thousands)	December 31, 2009
Balance of impaired loans with no allocated allowance	$14,993
Balance of impaired loans with an allocated allowance	26,100
Total recorded impaired loans	41,093
Amount of the allowance allocated to impaired loans	5,580

	December 31,
(Dollars in thousands)	2009	2008
Average of impaired loans during the year	$34,592	$7,875

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ALLOWANCE FOR LOAN LOSSES (Continued)

        The amount of interest income recognized for the time that these loans were impaired during 2009 and 2008 was not material to the financial statements.

NOTE 5—PREMISES AND EQUIPMENT

        Below is a summary of premises and equipment as of December 31, 2010 and 2009. Depreciation expense for 2010, 2009 and 2008 was approximately $566,000, $498,000 and $423,000, respectively.

	December 31,
(Dollars in thousands)	2010	2009
Leasehold improvements	$1,612	$1,321
Furniture and equipment	3,456	2,813

	5,068	4,134
Less: Allowance for depreciation	2,733	2,167

	$2,335	$1,967

        The Bank leases office space, furniture and equipment under operating leases. Rent expense recognized in 2010, 2009 and 2008 amounted to approximately $861,000, $744,000 and $660,000, respectively. The remaining minimum lease payments related to the leases at December 31, 2010 were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2011	$904
2012	887
2013	901
2014	917
2015	932
2016–2018	2,885

$7,426

NOTE 6—DEPOSITS

        Time deposits greater than $100,000 amounted to approximately $367,556,000 in 2010 and approximately $486,321,000 in 2009.

        At December 31, 2010, scheduled maturities of time deposits were as follows:

(Dollars in thousands)
2011	$468,174
2012	213,600
2013	90,802
2014	58,972
2015	67,335
Thereafter	5,725

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEPOSITS (Continued)

        Deposits held at the Bank by directors, executive officers and their affiliates were approximately $2,190,000 and $1,608,000 at December 31, 2010 and 2009, respectively.

NOTE 7—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER DEBT

        The FHLB of Cincinnati advances funds to the Bank with the requirement that the advances are secured by securities and qualifying loans, essentially home mortgages (1-4 family residential). At December 31, 2010, the Bank had an available line of $121,090,000 with the FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $2,459,000 of such stock at December 31, 2010 to satisfy this requirement.

        At December 31, 2010, the Bank had received no advances from the FHLB and, therefore, had pledged no securities or qualifying loans to the FHLB.

        At December 31, 2010, the Bank had approximately $83,107,000 in available federal funds lines (or the equivalent thereof) with correspondent banks. At December 31, 2010, the Bank had no federal funds purchased.

        On March 29, 2010, TCB entered into a long-term revolving line of credit with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000,000 at an interest rate of prime plus 1.00% with a floor of 6.25%. The qualified investor's obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $2,223,000 under this line of credit at December 31, 2010. The loan is guaranteed by the Corporation and secured by TCB reposessions and the outstanding shares of common stock of TCB.

        In May 2009, the Corporation entered into a short-term revolving line of credit with a qualified investor, pursuant to which the qualified investor loaned the Corporation up to $8,750,000 at an interest rate of 5.0%. The maturity date of the loan was January 31, 2011 and the loan was secured by all outstanding shares of the Bank's common stock. On August 11, 2010, the Corporation paid off the outstanding balance of the loan.

NOTE 8—DEFERRED COMPENSATION PLANS

        During 2009, the Bank paid $25,000,000 to purchase single premium bank-owned life insurance policies ("BOLIs") for three key executives of the Bank. The Bank is the owner and beneficiary of the BOLIs, which serve as investment vehicles that partially offset costs associated with the Bank's other employee benefit plans. The aggregate cash surrender values of the BOLIs increased by approximately $673,000 in 2009, and $796,000 during 2010, which was recognized as noninterest income. Income from the BOLIs is tax exempt. In June of 2010, the Bank purchased a $1,500,000 Variable Universal Life policy on the CAO. The Bank is the owner and beneficiary of the policy.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEFERRED COMPENSATION PLANS (Continued)

        The Bank's deferred compensation arrangements for its executive officers include split dollar life insurance plans, non-competition agreements and supplemental executive retirements plans ("SERPs"). The estimated present value of future benefits to be paid under the SERP and non-competition agreements are being accrued over the period from the effective date of the agreements through the expected retirement dates of the participants. The expense incurred and amount accrued for these plans for the year ended December 31, 2009 was approximately $84,000 and $158,000 for the year ended December 31, 2010. The Bank froze the current SERP agreement for the Chairman and CEO as of December 31, 2010 so that (i) no additional service or compensation will be credited under the Agreement and (ii) accrued benefits hereunder will be frozen such that no additional benefits (including death benefits under Article 3) will be accrued under the Agreement. Such frozen accrued benefits will be paid in accordance with the terms of the Agreement in a manner consistent with section 409A of the Code. This resulted in a significant cost savings to the Bank. Additionally, the Bank entered into a new agreement with the Chairman and CEO to provide a non-qualified retirement benefit for eight years with payments beginning upon retirement and continuing for eight years. The net result of freezing the existing agreement and entering into a new agreement resulted in a one-time reversal of prior expense of $149,000 and an overall reduction in anticipated future cost related to the original SERP agreement of approximately one million dollars.

	Split Dollar Life Insurance Plan	Non-Competition Agreement	SERP
Retired Chairman and Chief Executive Officer	Lesser of Net Amount at Risk(1) and two times the sum of the annual salary for the most recent full year of employment plus the greatest bonus amount paid in any of the last three full years of employment. If death occurs prior to separation from the Bank, any amounts owed under the SERP and the Non-Competition Agreement are deducted from this amount.	Term of two years following separation from service. Pays 120 monthly payments, each in an amount equal to the greatest annual cash compensation (including base salary and bonus) paid in any of the last three calendar years of employment preceding separation from service, divided by 48.	N/A

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEFERRED COMPENSATION PLANS (Continued)

	Split Dollar Life Insurance Plan	Non-Competition Agreement	SERP
Chief Operating Officer	Lesser of Net Amount at Risk(1) and two times the sum of the annual salary for the most recent full year of employment plus the greatest bonus amount paid in any of the last three full years of employment. If death occurs prior to separation from the Bank, any amounts owed under the SERP and the Non-Competition Agreement are deducted from this amount.	Term of two years following separation from service. Pays 120 monthly payments, each in an amount equal to the greatest annual cash compensation (including base salary and bonus) paid in any of the last three calendar years of employment preceding separation from service, divided by 48.	96 monthly payments equal to the greater of $4,166.67 or the executive's average annual base salary for the highest three-year period ending at his normal retirement date divided by 48.(2)
Chairman and Chief Executive Officer
	Lesser of Net Amount at Risk(1) and two times the sum of the annual salary for the most recent full year of employment plus the greatest bonus amount paid in any of the last three full years of employment. If death occurs prior to separation from the Bank, any amounts owed under the SERP and the Non-Competition Agreement are deducted from this amount.	N/A
180 monthly payments equal to the executive's accrued benefit as of December 31, 2010.(3)

96 monthly payments equal to twelve thousand five hundred dollars ($12,500) less any amounts received under the frozen SERP Agreement.(4)

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

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEFERRED COMPENSATION PLANS (Continued)

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

(4)
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

        The Bank also provides split dollar life insurance plans for its 30 top paid employees. These plans generally provide a death benefit of up to 1.5 times the annual base salary. The Bank owns the cash surrender value of each policy and, by way of a split dollar arrangement, has agreed to endorse a portion of the death benefit over to the named beneficiary. Since the Bank has no direct benefit obligation to these officers, no such accruals have been made in the Corporation's financial statements.

NOTE 9—INCOME TAXES

        Income tax expense (benefit) recognized in the years ended December 31, 2010, 2009 and 2008 was made up of current and deferred federal and state tax amounts as shown below:

(Dollars in thousands)	2010	2009	2008
Current federal	$(314)	$(372)	$(3,466)
Current state	15	18	(14)
Deferred federal	2,157	(2,354)	7,789
Deferred state	(91)	(730)	463
Change in valuation allowance	1	31	—

	$1,768	$(3,407)	$4,772

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The tax effect of each type of temporary difference that results in net deferred tax assets and liabilities is as follows:

	December 31,
(Dollars in thousands)	2010	2009
Assets
Allowance for loan losses	$8,218	$7,624
Nonaccrual loan interest	2,200	1,013
Net deferred loan fees	252	434
Federal net operating loss carryforward	17,671	7,472
State net operating loss carryforward	593	343
Depreciation	1,700	827
AMT credit carryforward	294	294
Unrealized loss on securities	2,822	795
Other	810	592

Total deferred tax assets	34,560	19,394

Liabilities
Tax leases	(38,036)	(22,133)
FASB ASC 860 income adjustments	(669)	(1,229)
Other	(214)	(353)

Total deferred tax asset (liability)	(38,919)	(23,715)

Valuation allowance	(32)	(31)

Net deferred tax asset (liability)	$(4,391)	$(4,352)

        A reconciliation of the amount computed by applying the federal statutory rate (34%) to pretax income with income tax expense (benefit) follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
Tax expense at statutory rate	$1,772	$(3,055)	$4,259
State income tax effect	(50)	(470)	296
Other	45	87	217
Valuation allowance	1	31	—

Income tax expense	$1,768	$(3,407)	$4,772

        The Corporation had no unrecognized tax benefits as of December 31, 2008, 2009, and 2010. No significant increase is expected over the next 12 months.

        Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation's policy to record such accruals in its income tax accounts. No such accruals existed as of December 31, 2008, 2009, and 2010.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The Corporation and its subsidiaries file a consolidated U.S. federal income tax return and various returns in states where its banking offices are located. The Corporation's filed income tax returns are no longer subject to examination by taxing authorities for years before 2007.

        The deferred tax liability itemized above as "FASB ASC 860 income adjustments" originated from the transfers of both loans and leases in accordance with FASB ASC 860. For more information on FASB ASC 860 income adjustments, please see the discussion in the section above titled "Tax Leases" in Note 1 on page F-10.

        The Corporation has a federal net operating loss carry-forward of $52.0 million that will begin to expire in 2028, if not previously utilized.

        The Corporation has a state net operating loss carry-forward of approximately $13.6 million. The Tennessee NOL of approximately $11.7 million will expire in 2024, if not previously utilized. The Minnesota NOL of approximately $688,000 will expire in 2024, if not previously utilized. The Alabama NOL of approximately $241,000 will expire in 2017, if not previously utilized. The Georgia NOL of approximately $974,000 will expire in 2029, if not previously utilized.

        The Corporation has a federal alternative minimum tax credit carry-forward of approximately $294,000 that will not expire, and a federal general business tax credit of approximately $59,000 that will begin to expire in 2026, if not previously utilized.

        At December 31, 2010, the Bank has a Georgia Form 900 credit carry-forward of $22,000 that will begin to expire in 2014, if not previously utilized.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        The following table reflects financial instruments for which contract amounts represented credit risk as of December 31, for the following years:

	2010		2009
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$31,346	$67,327	$23,457	$71,800
Standby letters of credit and financial guarantees	—	10,919	—	9,106

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

        Commitments to make loans are generally made for periods of one year or less. The fixed rate loan commitments had interest rates ranging from 3.25% to 11% and maturities ranging from one month to twenty-six years at December 31, 2010.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

        The Bank guarantees a lease for a commercial airline company. The value of the guarantee was $4,427,000 at December 31, 2010 and 2009, and is included in the table above.

        The Bank primarily serves customers located in Middle Tennessee. As such, the Bank's loans, commitments and letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented above in Note 3.

        The Corporation and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers. Although the Corporation and its subsidiaries have developed policies and procedures to minimize the impact of legal non-compliance and disputes, litigation presents an ongoing risk.

        The Corporation and its subsidiaries are defendants in various lawsuits and claims arising out of the ordinary course of business. Management of the Corporation evaluates lawsuits based on information currently available, including advice of counsel and an assessment of available insurance coverage. Management is currently of the opinion that the ultimate resolution or financial liability with respect to pending lawsuits will not have a material adverse effect on the Corporation's business, consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and management cannot provide any assurance that the Corporation and/or its subsidiaries will prevail in any of these actions, nor can management estimate with reasonable certainty the amount of damages that the Corporation or any of its subsidiaries might incur.

NOTE 11—EMPLOYEE BENEFITS

        The Bank maintains a 401(k) plan for all employees who have satisfied the minimum age and service requirements. The Bank may make discretionary contributions and employees vest in employer contributions over five years. The Bank made no contributions to the plan during 2010, 2009 or 2008.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—REGULATORY MATTERS

        Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank are required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial condition.

        The Corporation's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized," "adequately capitalized," and "well capitalized." Based solely on analysis of federal banking regulatory categories, as of December 31, 2010 and 2009, the Corporation and the Bank both fall within the "well capitalized" categories under the applicable regulations.

        The Tennessee Department of Financial Institutions ("TDFI") and the Federal Deposit Insurance Corporation ("FDIC") performed a regularly scheduled examination of the Bank from August 2, 2010 to September 3, 2010, and delivered its report to the Bank on March 17, 2011. As a result of the examination the Bank has been deemed to be in troubled condition on March 17, 2011. Accordingly, the Bank and Corporation are now subject to certain restrictions and limitations, which include seeking prior regulatory written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer's responsibilities. Moreover, the Bank and the Corporation are subject to restrictions under the FDIC's Golden Parachute and Indemnification Regulation, which generally preclude entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank is unable to bid on any failed banks from the FDIC.

        Based upon the Bank examination, the FDIC and TDFI have advised the Bank that each agency will be seeking formal enforcement actions. Management is currently in discussions with the FDIC and TDFI and any consent enforcement agreements would be subject to negotiation before issuance. Based on the joint examination and these discussions to date, any enforcement action to which the Bank may become subject could include, but would not be limited to, a varying degree of requirements, including, among other things, a requirement that the Bank increase its capital ratios, improve asset quality, increase earnings, improve liquidity, improve sensitivity to market risk, alter our capital adequacy category, increase the level of our loan and lease loss allowance, dispose certain assets and liabilities within a prescribed period of time or both, develop a strategic plan governing the Bank's future operations, address potential regulatory violations as well as management's performance in addressing the foregoing perceived deficiencies.

        Moreover, as a result of certain criticisms, primarily of our allowance for loan and lease losses, the FDIC and TDFI have advised the Bank that its periodic reports to the regulators for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010 (periods included in these financial statements) should be restated. Although the FDIC and TDFI focused on these three reporting periods in the examination, we anticipate that any restatement could also include financial statements for the period ending September 30, 2010. Restatement of the Bank's regulatory periodic reports likely will result in the

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—REGULATORY MATTERS (Continued)

restatement of the Corporation's financial statements for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010, and if the changes made are material on an annual basis, for the years ended December 31, 2009 and 2010. We strongly disagree with many of the findings in the report of examination, especially the factors giving rise to the need to restate our prior financial statements, primarily due to differences in our loan and lease loss impairment analysis. However, the changes that may be made in the restatement may be material in the quarter made and may be material to the full year period in which the quarterly results are included. FDIC and TDFI have proposed an increase in our allowance for loan and lease losses of up to approximately $16 million, an amount not recognized in these financial statements. We do not concur with this amount and our regulators have not provided us with their methodology. Accordingly, if ultimately required, the increase to our allowance for loan and lease losses may differ from the amount our regulators are requiring. In accordance with established procedures of the FDIC and TDFI we plan to vigorously appeal what we perceive to be the various inaccuracies contained in the report of examination, including the required impairment charges,. While we have 60-days to file an appeal after the receipt of a material supervisory determination, we cannot predict the timing of a final regulatory determination or whether we will prevail.

        The Bank and the Corporation's capital amounts and ratios at December 31, 2010 and 2009 were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2010
Total risk-based
Bank	$145,041	11.30%	$102,647	8.00%		$128,319	10.00%
Corporation	$162,610	12.62%	$103,059	8.00%	$	n/a
Tier 1 to risk-based
Bank	$128,936	10.05%	$51,324	4.00%		$76,991	6.00%
Corporation	$146,441	11.37%	$51,529	4.00%	$	n/a
Tier 1 leverage
Bank	$128,936	8.80%	$58,619	4.00%		$73,273	5.00%
Corporation	$146,441	9.94%	$58,952	4.00%	$	n/a
2009
Total risk-based
Bank	$132,580	10.63%	$99,778	8.00%		$124,723	10.00%
Corporation	$135,809	10.83%	$100,320	8.00%	$	n/a
Tier 1 to risk-based
Bank	$116,934	9.37%	$49,918	4.00%		$74,878	6.00%
Corporation	$120,078	9.57%	$50,269	4.00%	$	n/a
Tier 1 leverage
Bank	$116,934	8.74%	$53,517	4.00%		$66,896	5.00%
Corporation	$120,078	8.93%	$53,186	4.00%	$	n/a

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK COMPENSATION

        The purpose of the Equity Plan is to provide financial incentives for selected employees and non-employee directors, thereby promoting the long-term growth and financial success of the Corporation by (a) attracting and retaining employees and non-employee directors of outstanding ability, (b) strengthening the Corporation's capability to develop, maintain, and direct a competent management team, (c) providing an effective means for selected employees and non-employee directors to acquire and maintain ownership of the Corporation's common stock, (d) motivating employees to achieve long-range performance goals and objectives, and (e) providing incentive compensation opportunities competitive with peer financial institution holding companies. Unless earlier terminated by the Board, the Plan will terminate on the tenth anniversary of its effective date, or June 8, 2017.

        The weighted-average fair value of stock options granted during 2010, 2009 and 2008 estimated using the Black-Scholes valuation model was $5.54, $2.57 and $4.45. The historical volatility is the annualized standard deviation of the differences in the natural logarithms of the possible future stock price. The assumptions used to determine the fair value of options granted are detailed in the table below.

	2010	2009	2008
Risk-free interest rate	2.13%	0.30%	3.27%
Expected option life	10 years	10 years	3.5 years
Dividend yield	—%	—%	—%
Volatility	63.00%	45.00%	20.00%

        A summary of the activity related to stock options is as follows:

	2010		2009		2008
(Dollars in thousands except for per share price)	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Outstanding at beginning of year	865,820	$13.66	833,070	$13.49	798,570	$13.14
Options granted	12,888	7.76	200,000	6.01	150,000	22.15
Options exercised	—	—	—	—	(7,500)	5.00
Options forfeited or expired	(163,820)	5.00	(167,250)	6.90	(108,000)	23.47

Outstanding at end of year	714,888	$15.53	865,820	$13.66	833,070	$13.49

Options exercisable at December 31, 2010	595,200		700,620		669,470

        In June 2010, four non-executive members of the board of directors received options to purchase an aggregate of 12,888 shares of Corporation common stock, with an exercise price of $7.76 and a fair value of $5.54.

        At December 31, 2010, options outstanding had a weighted average remaining contractual term of 4.63 years and an aggregate intrinsic value of $(7,614,000). At December 31, 2010, options exercisable had a weighted average remaining contractual term of 4.03 years and an aggregate intrinsic value of $(6,273,000). During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under the Corporation's stock option plans was $0, $0 and $136,275, respectively. Of the options to purchase 12,888 shares of common stock granted in 2010, none were forfeited and none vested, leaving 12,888 shares unvested as of December 31, 2010. The fair value of shares vested during 2010, 2009 and 2008 were approximately $276,000, $254,000 and $351,000, respectively.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK COMPENSATION (Continued)

        Stock-based compensation expense totaled $425,000 in 2010, $335,000 in 2009 and $289,000 in 2008. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to non-vested stock options and restricted common stock awards totaled $1,000,892 at December 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 15.7 years.

        A summary of the weighted average grant date fair value of options vested during 2010 is as follows:

Exercise Price	Outstanding at January 1, 2010	Granted	Forfeited	Vested	Outstanding at December 31, 2010	Fair Value Price
$ 7.50	—	—	—	—	—	$—
10.50	—	—	—	—	—	—
16.00	—	—	—	—	—	—
25.00	60,000	—	—	30,000	30,000	5.75
21.00	—	—	—	—	—	—
22.15	55,200	—	—	18,400	36,800	4.45
6.50	50,000	—	—	10,000	40,000	2.13
$ 7.76	—	12,888	—	—	12,888	$5.54

	165,200	12,888	—	58,400	119,688
Weighted average fair value	$4.62	$5.54	$—	$4.72	$4.12

        Options outstanding at year-end 2010 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (years)	Number	Weighted Average Exercise Price
$ 7.50	95,000	2.10	95,000	$7.50
10.50	211,000	2.64	211,000	10.50
16.00	44,000	4.47	44,000	16.00
25.00	150,000	6.46	120,000	6.46
21.00	60,000	3.06	60,000	3.06
22.15	92,000	7.03	55,200	22.15
6.50	50,000	8.39	10,000	6.50
$ 7.76	12,888	9.39	—	—

Outstanding at year-end	714,888		595,200	$15.42

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK COMPENSATION (Continued)

        A summary of the activity related to restricted stock awards during 2010 is as follows:

Number
Shares of restricted stock outstanding at December 31, 2009	8,063
Shares of restricted stock granted	160,760
Restrictions lapsed and shares issued	(2,016)
Shares of restricted stock forfeited or expired	—

Shares of restricted stock outstanding at December 31, 2010	166,807

Shares of restricted stock outstanding and expected to vest at December 31, 2010	166,807

        In June 2010, three members of the board of directors received an aggregate of 9,665 shares of restricted stock expensed as if subject to a 12 month vesting period. Each of the remaining five directors received options to purchase 3,222 shares of Corporation common stock, with an exercise price of $7.76.

        In June 2010, the seven executive officers received an aggregate of 151,095 shares of restricted stock expensed as if subject to a five-year vesting period, with an exercise price of $7.76.

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS

        The methods and assumptions used to estimate fair value are described as follows:

        FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

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

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values of the Bank's financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,521	$6,521	$22,864	$22,864
Federal funds sold	14,214	14,214	15,010	15,010
Securities	127,650	127,650	93,668	93,668
Loans, net	1,208,348	1,283,461	1,151,388	1,250,425
Accrued interest receivable	8,746	8,746	9,711	9,711
Income tax receivable	418	418	68	68
Bank-owned life insurance	27,969	27,969	25,673	25,673
Restricted equity securities	2,459	2,459	2,169	2,169
Financial liabilities:
Deposits	1,299,051	1,320,721	1,242,542	1,263,535
Accrued interest payable	1,408	1,408	1,430	1,430
Accrued dividend payable	187	187	187	187
Short-term borrowings	—	—	14,000	14,000
Long-term subordinated debt and other borrowings	25,421	27,713	23,198	23,175

        The Bank has an established process for determining fair values of the financial instruments, in accordance with FASB ASC 820. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality (for financial assets reflected at fair value), the Bank's creditworthiness (for financial liabilities reflected at fair value), liquidity and other unobservable parameters that are applied consistently over time as follows:

  •
  Credit valuation adjustments are necessary when the market price (or parameter) is not indicative of the credit quality of the counterparty;

  •
  Debit valuation adjustments are necessary to reflect the credit quality of the Bank in the valuation of liabilities measured at fair value;

  •
  Liquidity valuation adjustments are necessary when the Bank may not be able to observe a recent market price for a financial instrument that trades in inactive (or less active) markets or to reflect the cost of exiting larger- than-normal market-size risk positions; and

  •
  Unobservable parameter valuation adjustments are necessary when positions are valued using internally developed models that use as their basis unobservable parameters—that is, parameters that must be estimated and are, therefore, subject to management judgment to substantiate the model valuation. These financial instruments are normally traded less actively.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Valuation Hierarchy

        FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

  •
  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument, and

  •
  Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Below is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

        Securities Available for Sale—Available-for-sale securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, federal funds sold and certain other products. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities' relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the 12 months ended December 31, 2010, all of the Bank's available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy with the exception of other securities, which are classified within Level 3 of the valuation hierarchy.

        Servicing Assets—All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank's servicing assets, quoted market prices may not be

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. At December 31, 2010, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

        Interest-Only Strips—When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also retain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management's best estimates of the key assumptions—credit losses and discount rates commensurate with the risks involved. At December 31, 2010, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

        Impaired Loans—A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan's original effective rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses. At December 31, 2010, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

        Repossessions and Other Real Estate Owned—Included are certain assets carried at fair value, including repossessions and other real estate owned ("OREO"). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At December 31, 2010, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

        Bank-Owned Life Insurance—The Bank includes bank-owned life insurance ("BOLI"), carried at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At December 31, 2010, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

        Recourse Obligations—The maximum extent of the Bank's recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank's payment history on loans of the type transferred. At December 31, 2010, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        The FASB updated ASC 820 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2. Previous guidance only required transfer disclosures for Level 3 assets and liabilities. The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. After further review of the inputs, for the twelve months ended December 31, 2010, it was determined that these investments were more appropriately classified as Level 3. The new standard also requires an increased level of disaggregation with asset/liability classes. The Bank has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

        The following table presents the financial instruments carried at fair value as of December 31, 2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010

(Dollars in thousands)	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Securities available for sale
U.S. Government agencies	$58,472	$—	$58,472	$—
U.S. Treasuries	20,495	—	20,495	—
Municipal bonds	8,232	—	8,232	—
Corporate debt securities	34,651	—	34,651	—
Other	5,800	—	—	5,800
Servicing assets	107	—	—	107
Interest-only strips	1,488	—	—	1,488
Bank-owned life insurance	27,969	—	—	27,969

Total assets at fair value	$157,214	$—	$121,850	$35,364

Recourse obligations	$190	$—	$—	$190

Total liabilities at fair value	$190	$—	$—	$190

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

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

2010, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (dollars in thousands):

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010

(Dollars in thousands)	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)
Impaired loans	$87,703	$—	$—	$87,703
Repossessions and Other Real Estate Owned	33,523	—	—	33,523

Total assets at fair value	$121,226	$—	$—	$121,226

Changes in Level 3 Fair Value Measurements

        The table below includes a roll-forward of the balance sheet amounts for 2010 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. Because Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Twelve months ended December 31, 2010	Assets	Liabilities
Fair value, January 1, 2010	$28,549	$317
Total realized and unrealized (losses) gains included in income	(2,019)	44
Purchases, issuances and settlements, net	3,034	(171)
Transfers in and/or out of Level 3	5,800	—

Fair value, December 31, 2010	$35,364	$190

Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31, 2010	$—	$—

NOTE 15—EMPLOYMENT AGREEMENTS

        The Bank has entered into employment agreements with three executive officers that have a term of two years and are automatically renewable each day during their term for one additional day so that the term of each is always two years, unless and until either the Bank or the executive provides notice of its intent not to renew. In the event of a change in control of the Bank, each executive would be entitled to receive a lump sum payment equal to one dollar ($1) less than the amount that would constitute an "excess parachute payment," as defined in Section 280G of the Internal Revenue Code.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CAPITAL STOCK

        The Corporation's charter authorizes 1,000,000 shares of preferred stock. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares from the shares of all other series and classes. The Board of Directors has the authority to divide any or all classes of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any series so established.

        Series A Preferred Stock and Warrant—On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted. On October 14, 2008, the U.S. Department of the Treasury ("Treasury") announced its intention to inject capital into nine large U.S. financial institutions under the Troubled Asset Relief Program Capital Purchase Program ("CPP") and since has injected capital into many other financial institutions. On December 19, 2008, the Corporation entered into a Letter Agreement with Treasury pursuant to which, among other things, the Corporation sold to Treasury for an aggregate purchase price of $30 million, 30,000 shares of Series A Preferred Stock, par value $0.50, and a warrant to purchase up to 461,538 shares of common stock (the "Warrant"), of the Corporation. As a condition under the CPP, the Corporation's share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until December 19, 2011, or until Treasury no longer owns any of the Series A Preferred Stock.

        The Series A Preferred Stock ranks senior to the Corporation's common shares. The Series A Preferred Stock pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock, other junior securities or preferred stock ranking pari passu with the Series A Preferred Stock or repurchasing or redeeming any shares of the Corporation's common shares, other junior securities or preferred stock ranking pari passu with the Series A Preferred Stock in any quarter unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock is callable at par after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock (each a "Qualified Equity Offering"). Treasury may also transfer the Series A Preferred Stock to a third party at any time.

        In addition, the terms of the Series A Preferred Stock include a restriction against increasing the Corporation's common stock dividends from levels at the time of the initial investment by Treasury and prevent the Corporation from redeeming, purchasing or otherwise acquiring its common stock other than for certain stated exceptions. Historically, the Corporation has paid no dividends on its common stock. Therefore, the Corporation would have to seek Treasury's consent to pay any dividends on shares of Corporation common stock. These restrictions will terminate on the earlier of the third anniversary of the date of issuance of the Series A Preferred Stock to Treasury and the date on which the Series A Preferred Stock issued to Treasury has been redeemed in whole or Treasury has transferred all of its Series A Preferred Stock to third parties. In addition, the Corporation will be unable to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other stock ranking junior to, or in parity with, the Series A Preferred Stock if the Corporation fails to

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CAPITAL STOCK (Continued)

declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

        The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements.

        Warrant—The Warrant has a term of ten years and is exercisable at any time, in whole or in part, at an exercise price of $9.75 per share (subject to certain anti-dilution adjustments). Based on the Black-Scholes options pricing model, the Warrant has been assigned a fair value of $1.2 million in the aggregate, as of December 19, 2008.

        Stock Issuance—Effective as of August 11, 2010, the Corporation sold 6,546,500 shares of Corporation common stock priced at $4.00 per share, which include, 796,500 shares of common stock issued upon partial exercise of the underwriters' at a share over-allotment option. Macquarie Capital (USA) Inc. served as sole book running manager and Sterne, Agee & Leach, Inc., FIG Partners, LLC and Odeon Capital Group LLC served as co-managers for the offering. The net proceeds of the public underwritten offering to the Corporation were approximately $23.9 million.

NOTE 17—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

        Condensed financial information of the Corporation follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash and cash equivalents	$7,415	$3,873
Investment in banking subsidiary	130,425	122,279
Other	4,901	3,591

Total assets	$142,741	$129,743

LIABILITIES AND EQUITY
Interest payable	$6	$66
Dividend payable	187	187
Other short-term payables	13	10,000
Subordinated long-term debt	23,198	23,198
Shareholders' equity	119,337	96,292

Total liabilities and shareholders' equity	$142,741	$129,743

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Dividend and interest income	$37	$43	$69
Management fee	843	698	—
Interest expense	(1,505)	(1,890)	(1,487)
Non-interest expense	(2,658)	(1,998)	(2,508)

Loss before income taxes	(3,283)	(3,147)	(3,926)
Income tax benefit	1,264	1,212	1,388
Equity in undistributed subsidiary income (loss)	5,463	(3,643)	10,292
Net income (loss)	3,444	(5,578)	7,754

Preferred dividends	(1,500)	(1,546)	—

Net income (loss) available to common shareholders	$1,944	$(7,124)	$7,754

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$3,444	$(5,578)	$7,754
Adjustments:
Change in other assets and liabilities	(1,357)	(1,018)	(8,677)
Equity in undistributed subsidiary income	(5,463)	3,643	(10,292)
Stock option expense	425	335	289
Proceeds from dividend paid by subsidiary	—	1,000	—

Net cash used by operating activities	(2,951)	(1,618)	(10,926)
Cash flows from investing activities
Investments in subsidiaries	(6,000)	(14,000)	(20,303)

Net cash used by investing activities	(6,000)	(14,000)	(20,303)
Cash flows from financing activities
Payments on short-term debt	(10,000)	—	—
Proceeds from long-term subordinated debt	—	—	14,950
Proceeds from issuance of common stock	23,900	3,338	—
Preferred stock dividend	(1,500)	(1,359)	—
Warrant accretion expense	93	85	—
Purchase of capital securities of unconsolidated subsidiary	—	—	(450)
Proceeds from issuance of preferred stock and common stock warrant	—	—	30,000
Proceeds from exercise of stock options and excess tax benefit	—	—	379
Proceeds from issuance of short-term debt	—	—	3,000

Net cash provided by financing activities	12,493	2,064	47,879
Net change in cash and cash equivalents	3,542	(13,554)	16,650
Beginning cash and cash equivalents	3,873	17,427	777

Ending cash and cash equivalents	$7,415	$3,873	$17,427

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—EARNINGS PER SHARE

        The factors used in the earnings per share computation follow:

(Dollars in thousands, except per share data)	2010	2009	2008
Basic
Net income (loss) available to common shareholders	$1,944	$(7,124)	$7,754

Weighted average common shares outstanding	8,212,929	4,738,638	4,731,204

Basic earnings (loss) per common share	0.24	(1.50)	1.64

Diluted
Net income (loss) available to common shareholders	$1,944	$(7,124)	$7,754

Weighted average common shares outstanding for basic earnings per common share	8,212,929	4,738,638	4,731,204
Add: Dilutive effects of assumed exercises of stock options(1)	—	—	120,861

Average shares and dilutive potential common shares	8,212,929	4,738,638	4,852,065

Diluted earnings (loss) per common share	$0.24	$(1.50)	$1.60

(1)
For 2008, vested options to purchase 439,250 shares of Corporation stock and warrants to purchase 461,538 shares of Corporation common stock were anti-dilutive. For 2009 and 2010, all vested options and all warrants were anti-dilutive because the exercise prices thereof exceeded the fair market value of the Corporation's common stock at both December 31, 2009 and 2010.

NOTE 19—TRUST PREFERRED SECURITIES

        In March 2005, the Corporation formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust ("Trust I"). In March 2005, Trust I issued and sold 8,000 of Trust I's fixed/floating rate capital securities, with a liquidation amount of $1,000 per capital security, to First Tennessee Bank National Association. The securities pay a fixed rate of 6.73% payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus 1.98% thereafter. At the same time, the Corporation issued to Trust I $8,248,000 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The trust preferred securities qualify as "Tier I Capital" under current regulatory definitions subject to certain limitations.

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

        In June 2008, Tennessee Commerce Statutory Trust II, a Delaware statutory trust ("Trust II"), issued and sold 14,500 of its floating rate capital securities, with a liquidation amount of $1,000 per capital security, in a private placement. The securities pay a floating rate per annum, reset quarterly, equal to the prime rate of interest published in The Wall Street Journal on the first business day of each distribution

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—TRUST PREFERRED SECURITIES (Continued)

period plus 50 basis points (but in no event greater than 8.0% or less than 5.75%). At the same time, the Corporation issued to Trust II $14.95 million of floating rate junior subordinated deferrable interest debentures due 2038. The Corporation guarantees the payment of distributions and payments for redemptions or liquidation of the capital securities. The floating rate capital securities qualify as "Tier I Capital" for the Corporation under current regulatory definitions subject to certain limitations.

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

NOTE 20—QUARTERLY FINANCIAL RESULTS (UNAUDITED)

        A summary of selected consolidated quarterly financial data for the years ended December 31, 2010 and 2009 follows:

(In thousands except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Interest income	$20,503	$20,617	$19,511	$20,747
Net interest income	13,249	13,343	12,333	13,580
Provision for loan losses	4,600	4,450	7,193	3,768
Income (loss) before taxes	2,827	3,076	(1,884)	1,193
Net income (loss)	1,729	1,886	(1,099)	928
Preferred dividends	(375)	(375)	(375)	(375)
Net income (loss) available to common shareholders	1,354	1,511	(1,474)	553
Basic earnings (loss) per share	$0.24	$0.27	$(0.16)	$0.05
Diluted earnings (loss) per share	$0.24	$0.26	$(0.16)	$0.05
2009
Interest income	$19,456	$19,907	$20,642	$21,103
Net interest income	9,840	10,451	11,424	13,201
Provision for loan losses	8,514	13,125	5,250	4,150
(Loss) income before taxes	(3,580)	(10,620)	2,508	2,707
Net (loss) income	(2,216)	(6,549)	1,536	1,651
Preferred dividends	(444)	(352)	(375)	(375)
Net (loss) income available to common shareholders	(2,660)	(6,901)	1,161	1,276
Basic (loss) earnings per share	$(0.56)	$(1.46)	$0.25	$0.27
Diluted (loss) earnings per share	$(0.56)	$(1.46)	$0.25	$0.27

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Form of Stock Certificate(4)
4.2	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.3

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.4	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.5	Form of Certificate of Series A Preferred Stock(6)
4.6	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)
10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan—Employees(2)(13)
10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option—Directors(2)(13)
10.3	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option—Incorporators(2)(13)
10.4	Form of Tennessee Commerce Bancorp, Inc. 2003 Stock Option—Directors(2)(13)
10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf(2)(13)
10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp(2)(13)
10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(2)(13)
10.8	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and Michael R. Sapp(7)(13)
10.9	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and H. Lamar Cox(7)(13)
10.10	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(8)(13)
10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(9)(13)
10.12	Amendment to the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(10)(13)
10.13	Letter Agreement, dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6)(13)
10.14	Form of Split Dollar Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox.(7)(13)
10.15	Form of Salary Continuation Plan, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Michael R. Sapp and H. Lamar Cox.(7)(13)
10.16	Form of Consulting and Non-Competition Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf and H. Lamar Cox.(7)(13)

Exhibit No.	Description
10.17

Amendment to freeze benefit accruals under the Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp.(11)(13)

10.18	Supplemental Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp.(11)(13)
10.19	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan(12)(13)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*
99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

(1)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009 and incorporated herein by reference.

(2)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on April 29, 2005 and incorporated herein by reference.

(3)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 5, 2008 and incorporated herein by reference.

(4)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on December 31, 2007 (Registration No. 333-148415), and incorporated herein by reference.

(5)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 23, 2008 and incorporated herein by reference.

(6)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(7)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2009, and incorporated herein by reference.

(8)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008 and incorporated herein by reference.

(9)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2007 and incorporated herein by reference.

(10)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 12, 2010 and incorporated herein by reference.

(11)
Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.'s Registration Statement on Form 8-k, as filed with the Securities and Exchange Commission on January 6, 2011 and incorporated herein by reference.

(12)
Previously filed as am exhibit to Tennessee Commerce Bancorp, Inc.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2010 and incorporated herein by reference.

(13)
Compensatory plans or arrangements

*
Filed herewith.