Form 10-K/A
period 2010-12-31
Tennessee Commerce Bancorp, Inc.
filed 2011-04-18
CIK 1323033

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2010 was $31.75 million, based upon the average sale price on that date.

As of March 11, 2011, there were 12,194,884 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

None

Explanatory Note

This Amendment No. 1 to Form 10-K is being filed to correct a typographical error contained on the signature page for the filing of the Registrant’s Form 10-K.  The Registrant is filing this Amendment No. 1 solely for the purpose of filing a corrected signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Michael R. Sapp
Michael R. Sapp, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: April 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ H. Lamar Cox	By:
	H. Lamar Cox, Chief Operating Officer and Director		Paul W. Dierksen, Director
Date:	April 18, 2011	Date:

By:	/s/ Dennis L. Grimaud	By:	/s/ Arthur F. Helf
	Dennis L. Grimaud, Director		Arthur F. Helf, Director
Date:	April 18, 2011	Date:	April 18, 2011

By:	/s/ William W. McInnes	By:	/s/ Thomas R. Miller
	William W. McInnes, Director		Thomas R. Miller, Director
Date:	April 18, 2011	Date:	April 18, 2011

By:	/s/ Darrel Reifschneider	By:	/s/ Michael R. Sapp
	Darrel Reifschneider, Director		Michael R. Sapp, Chairman, Chief Executive
Officer and Director
Date:	April 18, 2011	Date:	April 18, 2011

		By:	/s/ Frank Perez
Frank Perez, Chief Financial Officer (Principal
Financial and Accounting Officer)
		Date:	April 18, 2011

EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)

3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)

3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)

4.1	Form of Stock Certificate(4)

4.2	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)

4.3

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc. , as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(5)

4.4	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)

4.5	Form of Certificate of Series A Preferred Stock(6)

4.6	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(6)

10.1	Tennessee Commerce Bancorp, Inc. Stock Option Plan - Employees(2)(12)

10.2	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option — Directors(2) (13)

10.3	Form of Tennessee Commerce Bancorp, Inc. 1999 Stock Option - Incorporators(2) (13)

10.4	Form of Tennessee Commerce Bancorp, Inc. 2003 Stock Option - Directors(2) (13)

10.5	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Arthur F. Helf(2) (13)

10.6	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with Michael R. Sapp(2) (13)

10.7	Tennessee Commerce Bancorp, Inc. 1999 Stock Option Agreement with H. Lamar Cox(2) (13)

10.8	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and Michael R. Sapp(7) (13)

10.9	Amended and Restated Employment Agreement, dated as of May 19, 2009, between Tennessee Commerce Bank and H. Lamar Cox(7) (13)

10.10	Offer of Employment, dated as of August 5, 2008, between Tennessee Commerce Bancorp, Inc. and Frank Perez(8) (13)

10.11	Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(9) (13)

10.12	Amendment to the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan(10)

10.13	Letter Agreement, dated as of December 19, 2008, between the United States Department of the Treasury and Tennessee Commerce Bancorp, Inc.(6) (13)

10.14	Form of Split Dollar Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf, Michael R. Sapp and H. Lamar Cox. (7) (13)

10.15	Form of Salary Continuation Plan, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Michael R. Sapp and H. Lamar Cox. (7) (13)

10.16	Form of Consulting and Non-Competition Agreement, dated as of May 19, 2009, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and each of Arthur F. Helf and H. Lamar Cox. (7) (13)

10.17

Amendment to freeze benefit accruals under the Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp. (11)(13)

10.18	Supplemental Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp. (11)(13)

10.19	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan (12) (13)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

*	Filed with the Annual Report on Form 10-K dated April 18, 2011

**	Filed herewith

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

(11)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Registration Statement on Form 8-k, as filed with the Securities and Exchange Commission on January 6, 2011 and incorporated herein by reference.

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
Date: April 18, 2011