Form 10-Q
period 2011-03-31
Tennessee Commerce Bancorp, Inc.
filed 2011-05-16
CIK 1323033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011 there were 12,196,100 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

(Dollars in thousands, except per share data)	2011	2010 (1)
ASSETS
Cash and due from banks	$14,379	$6,521
Federal funds sold	46,165	14,214
Cash and cash equivalents	60,544	20,735

Securities available for sale	182,644	127,650

Loans	1,208,610	1,229,811
Allowance for loan losses	(26,114)	(21,463)
Net loans	1,182,496	1,208,348

Premises and equipment, net	2,188	2,335
Accrued interest receivable	9,800	8,746
Restricted equity securities	2,459	2,459
Income tax receivable	2,040	418
Bank-owned life insurance	28,132	27,969
Other real estate owned	2,284	2,888
Repossessions	27,694	30,635
Other assets	21,062	20,983
Total assets	$1,521,343	$1,453,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$32,193	$25,486
Interest-bearing	1,337,864	1,273,565
Total deposits	1,370,057	1,299,051

Accrued interest payable	1,565	1,408
Accrued dividend payable	187	187
Short-term borrowings	2,034	—
Other liabilities	8,092	7,762
Long-term subordinated debt and other borrowings	23,198	25,421
Total liabilities	1,405,133	1,333,829
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at March 31, 2011 and December 31, 2010	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at March 31, 2011 and at December 31, 2010; 12,196,900 and 12,194,884 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	6,098	6,097
Common stock warrant	453	453
Additional paid-in capital	84,587	84,391
Retained earnings	14,801	18,000
Accumulated other comprehensive loss	(4,729)	(4,604)
Total shareholders’ equity	116,210	119,337

Total liabilities and shareholders’ equity	$1,521,343	$1,453,166

(1) The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	March 31,	March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest income
Loans, including fees	$18,663	$19,264
Securities	1,248	1,237
Federal funds sold	16	2
Total interest income	19,927	20,503

Interest expense
Deposits	6,477	6,721
Other	297	533
Total interest expense	6,774	7,254

Net interest income	13,153	13,249

Provision for loan losses	8,948	4,600

Net interest income after provision for loan losses	4,205	8,649

Non-interest income
Service charges on deposit accounts	33	27
Securities (loss) gains	(119)	419
Gain on sale of loans	148	—
Loss on sale of repossessions	(2,380)	(1,085)
Other	226	1,326
Total non-interest (loss) income	(2,092)	687

Non-interest expense
Salaries and employee benefits	2,418	2,715
Occupancy and equipment	489	477
Data processing fees	515	534
FDIC expense	840	546
Professional fees	578	551
Other	1,748	1,686
Total non-interest expense	6,588	6,509

(Loss) income before income taxes	(4,475)	2,827

Income tax (benefit) expense	(1,651)	1,098
Net (loss) income	(2,824)	1,729
Preferred dividends	(375)	(375)

Net (loss) income available to common shareholders	$(3,199)	$1,354

Earnings (loss) per share (EPS):
Basic EPS	$(0.26)	$0.24
Diluted EPS	(0.26)	0.24

Weighted average shares outstanding:
Basic	12,195,301	5,647,379
Diluted	12,195,301	5,700,753

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders
(Dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292
Comprehensive income
Net income	—	—	—	—	1,729	—	1,729
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $392 in tax	—	—	—	—	—	640	640
Common stock warrant accretion	—	—	—	22	—	—	22
Preferred stock dividend	—	—	—	—	(375)	—	(375)
Stock-based compensation expense	—	—	—	99	—	—	99

Balance at March 31, 2010	$15,000	$2,823	$453	$63,368	$17,410	$(647)	$98,407

Balance at December 31, 2010	$15,000	$6,097	$453	$84,391	$18,000	$(4,604)	$119,337
Comprehensive income
Net loss	—	—	—	—	(2,824)	—	(2,824)
Other comprehensive income, net of income taxes
Unrealized losses on securities available for sale during the period, net of income tax benefit of $76	—	—	—	—	—	(125)	(125)
Common stock warrant accretion	—	—	—	23	—	—	23
Preferred stock dividend	—	—	—	—	(375)	—	(375)
Stock-based compensation expense	—	—	—	164	—	—	164
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	9	—	—	10

Balance at March 31, 2011	$15,000	$6,098	$453	$84,587	$14,801	$(4,729)	$116,210

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

	March 31,	March 31,
(Dollars in thousands except share data)	2011	2010

Cash flows from operating activities
Net (loss) income	$(2,824)	$1,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	147	127
Deferred loan fees	363	119
Provision for loan losses	8,948	4,600
Stock-based compensation expense	164	99
Net amortization of investment securities	(303)	46
Loss (gain) on sales of securities	119	(419)
Increase in cash surrender value of bank owned life insurance	(163)	(187)
Loss on sale of other real estate	183	78
Loss on sale of repossessions	2,380	1,085
Change in:
Accrued income tax receivable	(1,622)	—
Accrued interest receivable	(1,054)	(610)
Accrued interest payable	157	128
Other assets	(3)	688
Other liabilities	330	4,456
Net cash provided by operating activities	6,822	11,939

Cash flows from investing activities
Purchases of securities available for sale	(93,755)	(20,395)
Proceeds from sales of securities available for sale	38,099	9,279
Proceeds from maturities, prepayments and calls on securities available for sale	645	9,683
Proceeds from sale of other real estate	385	176
Proceeds from sale of repossessions	566	429
Net change in loans	16,572	(24,714)
Net purchases of premises and equipment	—	(218)
Net cash used by investing activities	(37,488)	(25,760)

Cash flows from financing activities
Net change in deposits	71,006	(2,707)
Payments on short-term debt	(189)	(1,250)
Payments on long-term debt	—	(3,323)
Preferred stock dividends	(375)	(375)
Warrant accretion expense	23	22
Issuance of common stock	10	—
Net cash provided by (used by) financing activities	70,475	(7,633)

Net change in cash and cash equivalents	39,809	(21,454)

Cash and cash equivalents at beginning of period	20,735	37,874

Cash and cash equivalents at end of period	$60,544	$16,420

Supplemental cash flow information:
Cash paid during period for interest	$6,617	$7,126
Cash paid during period for income taxes	12	15

Loans foreclosed upon with repossessions	4,374	10,954
Loans originated from the sale of repossessions	4,209	5,632

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc. (“TCB”). As of March 31, 2011, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited consolidated financial statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been prepared in accordance with GAAP and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by GAAP for complete financial statements. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Basic
Net (loss) income available to common shareholders	$(3,199)	$1,354

Weighted average common shares outstanding	12,195,301	5,647,379

Basic (loss) earnings per common share	(0.26)	0.24

Diluted
Net (loss) income available to common shareholders	$(3,199)	$1,354

Weighted average common shares outstanding for basic earnings per common share	12,195,301	5,647,379
Add: Dilutive effects of assumed exercises of stock options (1)	—	53,375

Average shares and dilutive potential common shares	12,195,301	5,700,753

Diluted (loss) earnings per common share	$(0.26)	$0.24

(1) The warrant and the options were excluded from the calculation of diluted earnings per share in 2011 because they were anti-dilutive.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended March 31, 2011 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with FASB ASC 718. As stock-based compensation expense recognized in the accompanying statement of income for the period ended March 31, 2011 is based on awards expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended March 31, 2011, the Corporation granted no options to purchase shares of Corporation common stock and granted no restricted shares of Corporation common stock. There were non-vested options to purchase 79,688 shares of the Corporation common stock outstanding at March 31, 2011. The Corporation recognized stock-based expense of $164 for the three months ended March 31, 2011.

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
(Dollars in thousands except for per share price)	Number	Price	(in years)	Value (1)
Stock-based options outstanding at December 31, 2010	714,888	$15.53	4.63	$(7,614)
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Stock-based options outstanding at March 31, 2011	714,888	$15.53	4.38	$(7,599)
Stock-based options outstanding and expected to vest at March 31, 2011	714,888	$15.53	4.38	$(7,599)
Options exercisable at March 31, 2011	635,200	$14.86	4.06	$(6,327)

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

(Dollars in thousands)	Number
Shares of restricted stock outstanding at December 31, 2010	166,807
Shares of restricted stock issued	—
Restrictions lapsed and shares released	(2,016)
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at March 31, 2011	164,791

Restricted stock-based awards outstanding and expected to vest at March 31, 2011	164,791

(1)          The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $4.88 and $4.90 at December 31, 2010 and March 31, 2011, respectively.

The estimated fair values of options are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	March 31, 2011	December 31, 2010

Risk-free interest rate	—%	2.13%
Expected option life	—	10 years
Dividend yield	—%	—%
Volatility	—%	63.00%

The Corporation granted no options to purchase shares of Corporation common stock and no shares of restricted stock in the first three months of 2011. The options granted in 2010 had an estimated weighted average fair value of $5.54 per option.

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
(Dollars in thousands)	Value	Gains	Losses	Cost

March 31, 2011

U.S. Government agencies	$54,676	$—	$(5,172)	$59,848
U. S. Treasuries	31,114	—	(1,581)	32,695
Municipal bonds	12,347	—	(222)	12,569
Corporate debt securities	19,893	—	(107)	20,000
Corporate bonds	20,155	29	(205)	20,331
Mortgage backed securities	37,185	—	(369)	37,554
Other	7,274	—	—	7,274

	$182,644	$29	$(7,656)	$190,271

December 31, 2010

U.S. Government agencies	$58,472	$—	$(5,231)	$63,703
U. S. Treasuries	20,495	—	(1,661)	22,156
Municipal bonds	8,232	7	(244)	8,469
Corporate debt securities	34,651	17	(314)	34,948
Other	5,800	—	—	5,800

	$127,650	$24	$(7,450)	$135,076

Contractual maturities of debt securities at March 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$12,000
Due after one through five years	25,440
Due after five through ten years	88,041
Due after ten years	57,163

Total	$182,644

Gross proceeds from the sale of securities for the three months ended March 31, 2011 and 2010 were $38,099 and $9,279, respectively. Gross gains of $210 and $419 on sales of securities were recognized for the three months ended March 31, 2011 and 2010, respectively. There were gross losses of $329 on the sale of securities recognized for the three months ended March 31, 2011 and none for the three months ended March 31, 2010. Securities carried at $26,025 and $66,832 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Securities with unrealized losses at March 31, 2011 and December 31, 2010, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

March 31, 2011

U.S. Government agencies	$54,676	$5,172	$—	$—	$54,676	$5,172
U.S. Treasuries	31,114	1,581	—	—	31,114	1,581
Municipal bonds	8,293	222			8,293	222
Corporate debt securities	19,893	107	—	—	19,893	107
Corporate bonds	14,886	205			14,886	205
Mortgage backed securities	34,610	369	—	—	34,610	369

Total	$163,472	$7,656	$—	$—	$163,472	$7,656

December 31, 2010

U.S. Government agencies	$58,472	$5,231	$—	$—	$58,472	$5,231
U.S. Treasuries	20,495	1,661	—	—	20,495	1,661
Municipal bonds	6,593	244			6,593	244
Corporate debt securities	29,594	314	—	—	29,594	314

Total	$115,154	$7,450	$—	$—	$115,154	$7,450

Unrealized losses on U.S. government agency securities have not been recognized into income because the securities are backed by the U.S. government or its agencies, management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely a result of increases in market interest rates. The unrealized losses on corporate debt securities have not been recognized into income because management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely a result of increases in market interest rates. The unrealized losses on the bonds have not been recognized into income because the unrealized losses are due to lower values for equity securities or changes in interest rates and not due to credit quality issues. The fair value of the securities with unrealized losses is expected to recover as the securities approach their maturity dates and/or market rates decline.

Note 5 — Allowance for Loan Losses and Recorded Investments

The total allowance reflects managements’ estimate of loan losses inherent in the loan portfolio at the balance sheet date. Management considers the allowance for loan losses (“ALLL”) of $26.1 million adequate to cover losses inherent in the loan portfolio. The following table presents by loan category, the changes in ALLL and the recorded investment in loans for the quarters ended March 31, 2011 and 2010:

	For the Three months ended March 31, 2011
(Dollars in thousands)	Real estate - Construction	Real estate - 1-4 family residential	Real estate - Other	Commercial and industrial	Consumer	Tax leases	Total
Allowance for loan losses:
Beginning balance	$2,205	$304	$7,204	$10,414	$15	$1,321	$21,463
Charge-offs	(497)	(500)	—	(3,301)	(41)	—	(4,339)
Recoveries	—	—	5	35	2	—	42
Provisions	958	323	1,857	5,574	4	232	8,948
Ending balance	$2,666	$127	$9,066	$12,722	$(20)	$1,553	$26,114
Ending balance: individually evaluated for impairment	$1,354	$500	$2,067	$11,909	$—	$—	$15,830
Ending balance: collectively evaluated for impairment	$1,312	$(373)	$6,999	$813	$(20)	$1,553	$10,284

Ending balance: loans acquired deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$116,337	$42,802	$313,543	$624,266	$3,222	$108,440	$1,208,610
Ending balance: individually evaluated for impairment	6,965	6,040	49,358	130,248	729	—	193,340
Ending balance: collectively evaluated for impairment	109,372	36,762	264,185	494,018	2,493	108,440	1,015,270

	For the Three months ended March 31, 2010
(Dollars in thousands)	Real estate - Construction	Real estate - 1-4 family residential	Real estate - Other	Commercial and industrial	Consumer	Tax leases	Total
Allowance for loan losses:
Beginning balance	$1,419	$288	$3,501	$14,021	$20	$664	$19,913
Charge-offs	(80)	(78)	—	(4,348)	—	—	(4,506)
Recoveries	42	—	10	51	—	—	103
Provisions	497	69	806	3,106	5	117	4,600
Ending balance	$1,878	$279	$4,317	$12,830	$25	$781	$20,110
Ending balance: individually evaluated for impairment	$735	$—	$—	$6,067	$—	$—	$6,802
Ending balance: collectively evaluated for impairment	$1,143	$279	$4,317	$6,763	$25	$781	$13,308

Ending balance: loans acquired deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$135,416	$44,339	$268,119	$651,382	$3,581	$83,334	$1,186,171
Ending balance: individually evaluated for impairment	10,843	671	—	32,950	—	—	44,464
Ending balance: collectively evaluated for impairment	124,573	43,668	268,119	618,432	3,581	83,334	1,141,707

The table below represents credit exposure for each loan category by internally assigned grades at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The internal credit risk grading system is based on similarly graded loans. Credit risk grades are refreshed each quarter as they become available, at which time management analyzes the resulting scores, as well as other factors, to track loan performance.

The Corporation internally assigned grades as follows:

•                  Pass—No change in credit rating of borrower and loan-to-value ratio of asset;

•                  Special Mention—Deterioration in either the credit rating of borrower or loan-to-value of asset;

•                  Substandard—Significant deterioration in credit rating of borrower and loan-to-value ratio of asset; and

•                  Doubtful—Weaknesses make collection or liquidation in full, highly improbable.

	Real estate - Construction			Real estate - 1-4 family
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010
Pass	$97,499	$110,993	$89,585	$30,096	$34,229	$37,270
Special Mention	10,350	—	37,034	6,981	2,114	5,857
Substandard	8,335	4,889	8,797	5,397	5,258	1,212
Doubtful	153	—	—	328	500	—
Total	$116,337	$115,882	$135,416	$42,802	$42,101	$44,339

	Real estate - Other			Commercial, financial and agricultural
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010
Pass	$254,220	$264,299	$217,724	$481,027	$585,273	$601,524
Special Mention	28,286	10,164	47,948	105,668	19,275	18,583
Substandard	31,037	32,943	2,447	35,311	42,184	30,137
Doubtful	—	—	—	2,260	1,455	1,138
Total	$313,543	$307,406	$268,119	$624,266	$648,187	$651,382

	Consumer			Tax leases
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010
Pass	$3,136	$3,676	$3,492	$108,440	$112,543	$83,334
Special Mention	66	—	46	—	—	—
Substandard	20	16	43	—	—	—
Doubtful	—	—	—	—	—	—
Total	$3,222	$3,692	$3,581	$108,440	$112,543	$83,334

The tables below provides an aging analysis of the recorded investment of past due financing receivables as of March 31, 2011 and December 31, 2010. Also included are loans that are 90 days or more past due as to interest and principal and still accruing, because they are (1) well secured and in the process of collections or (2) real estate loans exempt under regulatory rules from being classified as nonaccrual.

	At March 31, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Total Non- accrual Loans	Recorded Investment > 90 Days and Accruing
Real Estate
Construction	$—	$4,190	$2,156	$6,346	$109,991	$116,337	$6,567	$—
1-4 family residential	80	208	4,715	5,003	37,799	42,802	5,725	—
Other	2,980	577	17,490	21,047	292,496	313,543	18,717	—
Commercial	18,264	11,308	30,203	59,775	564,491	624,266	26,387	5,357
Consumer	—	1	—	1	3,221	3,222	14	—
Tax leases	—	—	—	—	108,440	108,440	—	—
Total	$21,324	$16,284	$54,564	$92,172	$1,116,438	$1,208,610	$57,410	$5,357

	At December 31, 2010
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Total Non- accrual Loans	Recorded Investment > 90 Days and Accruing
Real Estate
Construction	$—	$—	$2,620	$2,620	$113,262	$115,882	$2,969	$—
1-4 family residential	3,711	—	1,453	5,164	36,937	42,101	5,764	—
Other	—	296	17,194	17,490	289,916	307,406	17,444	—
Commercial	15,376	3,162	29,412	47,950	600,237	648,187	26,122	3,608
Consumer	20	—	—	20	3,672	3,692	16	—
Tax leases	—	—	—	—	112,543	112,543	—	—
Total	$19,107	$3,458	$50,679	$73,244	$1,156,567	$1,229,811	$52,315	$3,608

The tables below include the recorded investment and unpaid principal balances at March 31, 2011 and December 31, 2010 for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs, was used to determine the specific allowance recorded.

The tables also presents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances were calculated based on the month-end balances of the financing receivables of the period reported.

	At March 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Interest Income Recognized	Average Recorded Investment
Real Estate
Construction	$6,965	$2,548	$4,417	$6,965	$1,354	$30	$7,254
1-4 family residential	6,040	2,530	3,510	6,040	500	—	5,875
Other	49,357	39,398	9,959	49,357	2,067	384	32,766
Commercial	130,248	90,726	39,522	130,248	11,909	266	42,765
Consumer	729	729	—	729	—	—	728
Tax leases	—	—	—	—	—	—	—
Total	$193,339	$135,931	$57,408	$193,339	$15,830	$680	$89,388

	At December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Interest Income Recognized	Average Recorded Investment
Real Estate
Construction	$4,096	$1,500	$2,596	$4,096	$950	$55	$7,286
1-4 family residential	5,581	2,071	3,510	5,581	500	23	2,107
Other	32,474	32,474	—	32,474	—	—	11,953
Commercial	45,552	17,402	28,150	45,552	8,160	102	37,853
Consumer	—	—	—	—	—	—	—
Tax leases	—	—	—	—	—	—	—
Total	$87,703	$53,447	$34,256	$87,703	$9,610	$180	$59,199

Note 6 — Federal Home Loan Advances and Trust Preferred Securities

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

In order to serve as a source of strength to the Bank, the Corporation is electing to voluntarily defer dividend payments on both Trust I and Trust II, effective with the dividend payments due on or after June 15, 2011 in accordance with the indentures of both Trust I and Trust II, which permit deferrals for up to 20 dividend payments.  At this time, the Corporation can give no assurances as to when it will re-commence making dividend payments under Trust I and Trust II.   Similarly, in order to serve as a source of strength to the Bank, the Corporation is electing not to make dividend payments under the Series A Preferred Stock issued as part of the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), effective with the dividend payments due on and after May 15, 2011.  A failure to make TARP CPP dividends for six (6) consecutive quarters can result in the United States Department of the Treasury appointing up to two directors to the Corporation’s board of directors.

Note 7 — Commitments and Contingent Liabilities

The Corporation and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers. Although the Corporation and its subsidiaries have developed policies and procedures to minimize the impact of legal non-compliance and disputes, litigation presents an ongoing risk.

The Corporation and its subsidiaries are defendants in various lawsuits and claims arising out of the ordinary course of business. Management of the Corporation evaluates lawsuits based on information currently available, including advice of counsel and an assessment of available insurance coverage. Management is currently of the opinion that the ultimate resolution or financial liability with respect to pending lawsuits will not have a material adverse effect on the Corporation’s business, consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and management cannot provide any assurance that the Corporation and/or its subsidiaries will prevail in any of these actions, nor can management estimate with reasonable certainty the amount of damages that the Corporation or any of its subsidiaries might incur. With respect to the two pending lawsuits referenced in the Corporation’s Form 10-Q for the quarter ended September 30, 2010, both suits have since been completely resolved.

Note 8 — New Accounting Standards

ASU 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. “In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU clarifies that modifications of loans accounted for within a pool under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, would not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The Corporation will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This new guidance takes effect for the first interim or annual period ending on or after July 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to significantly impact the Corporation’s accounting for purchased loans.

ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), requires a company to provide more information in its disclosure about the credit quality of its financing receivables and the credit reserves held against it. The amendments that require disclosure as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. ASU 2010-20 will enhance the disclosure requirements for financing receivables and credit losses, but is not expected to impact the Corporation’s financial position, results of operations or cash flows. Amendments in this recently issued accounting standard have delayed the effective date until reporting periods starting June 15, 2011 for the disclosure about troubled debt restructurings.

Effective April 2011, the FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02).  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”).  The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.   Additionally, creditors will be required to provide additional disclosures about their TDR activities in accordance with the requirements of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which was deferred by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption.  Disclosures requirements will be effective for the first interim and annual period beginning on or after June 15, 2011.  Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

Note 9 — Fair Value Measurement

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

Assets

Securities Available for Sale — Available-for-sale securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, federal funds sold and certain other products. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the three months ended March 31, 2011, all of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy with the exception of other securities, which are classified within Level 3 of the valuation hierarchy.

Servicing Assets — All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At March 31, 2011, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips — When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At March 31, 2011, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the ALLL. At March 31, 2011, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Repossessions and Other Real Estate Owned — Included are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At March 31, 2011, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Bank-Owned Life Insurance — The Bank carries bank owned life insurance (“BOLI”) at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At March 31, 2011, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations — The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At March 31, 2011, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

The FASB updated ASC 820 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2.  Previous guidance only required transfer disclosures for Level 3 assets and liabilities.  The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the three months ended March 31, 2011, there were no transfers between levels.  The new standard also requires an increased level of disaggregation with asset/liability classes.  The Bank has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

The following table presents the financial instruments carried at fair value as of March 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
U.S. Government agencies	$54,676	$—	$54,676	$—
U.S. Treasuries	31,114	—	31,114	—
Municipal bonds	12,347	—	12,347	—
Corporate debt securities	19,893	—	19,893	—
Corporate bonds	20,155	—	20,155	—
Mortgage backed securities	37,185	—	37,185	—
Other	7,274	—	—	7,274
Servicing assets	101	—	—	101
Interest-only strips	1,356	—	—	1,356
Bank-owned life insurance	28,132	—	—	28,132
Total assets at fair value	$212,233	$—	$175,370	$36,863

Recourse obligations	$171	$—	$—	$171
Total liabilities at fair value	$171	$—	$—	$171

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of March 31, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$193,340	$—	$—	$193,340
Repossessions and Other Real Estate Owned	29,978	—	—	29,978
Total assets at fair value	$223,318	$—	$—	$223,318

Changes in Level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first three months of 2011 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Three months ended March 31, 2011	Assets	Liabilities
Fair value, January 1, 2011	$35,364	$190
Total realized and unrealized (losses) gains included in income	(133)	11
Purchases	1,475	—
Issuances	121	—
Settlements	36	(29)
Transfers in and/or out of Level 3	—	—
Fair value, March 31, 2011	$36,863	$172
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31, 2011	$—	$—

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The estimated fair values of financial instruments were as follows:

	Three Months Ended		Twelve Months Ended
	March 31,		December 31,
	2011		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$14,379	$14,379	$6,521	$6,521
Federal funds sold	46,165	46,165	14,214	14,214
Securities	182,644	182,644	127,650	127,650
Loans, net	1,182,496	1,255,375	1,208,348	1,283,461
Accrued interest receivable	9,800	9,800	8,746	8,746
Income tax receivable	2,040	2,040	418	418
Bank-owned life insurance	28,132	28,132	27,969	27,969
Restricted equity securities	2,459	2,459	2,459	2,459
Financial liabilities:	—	—
Deposits	1,370,057	1,387,219	1,299,051	1,320,721
Accrued interest payable	1,565	1,565	1,408	1,408
Accrued dividend payable	187	187	187	187
Short-term borrowings	2,034	2,034	—	—
Long-term subordinated debt and other borrowings	23,198	25,483	25,421	27,713

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results and financial condition, the impact of recent developments in the financial services industry, and recently adopted accounting standards, fair value measurements, ALLL, Business Bank strategy, dividends, management’s review of the loan portfolio, loan classifications, interest rate risk, economic value of equity model, loan sale transactions, liquidity, legislation and regulations affecting banks or bank holding companies, rate sensitivity gap analysis, maturities of debt securities, growth of our market area, the impact of the economic environment, competition for loans, hiring of employees, ratio of assets per employee, accessing the wholesale deposit market by means of an electronic bulletin board, engagement of deposit brokers, cost of funds, loan loss reserve, capital adequacy, regulatory orders or corrective actions, interest-only strips receivable, servicing assets and liabilities, available-for-sale securities, maturities of time deposits, commitments to extend credit, tax benefits and credits, net operating loss carry-forward, and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of commercial and industrial loans, our concentration of credit exposure to borrowers in the transportation industry, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our ALLL, the impact of our non-performing assets, the prepayment of FDIC insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the potential disposition of collateral upon foreclosure with respect to our national market funding outside of the Nashville MSA, the execution of our business strategies, competition from financial institutions and other financial service providers, changes in interest rates, the impact of seasonal factors, the impact of market conditions, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to satisfy lending goals of the TARP CPP, changes to the TARP CPP program and rules applicable to TARP recipients, enforcement actions by our regulators including as a result of our regulatory examination in 2010, the soundness of other financial institutions, our ability to utilize certain net operating losses, and other factors detailed from time to time in our press releases and filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations, before charges for preferred dividends, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reflected a 263.33% decrease in net income available to common shareholders and a 208.33% decrease in diluted earnings per share. The decrease in earnings was primarily attributable to an increased provision for loan losses in the three months ended March 31, 2011 compared to the same period in 2010, due to an increase in impaired loans over the same period. For the three months ended March 31, 2011, net loss available to common shareholders’, was $3,199, a decrease of $4,553 or 336.26% compared to net income available to common shareholders of $1,354 for the same period in 2010. Diluted earnings per share decreased $0.50 per share or 208.33% for the three months ended March 31, 2011 compared to the same period in 2010. The three months ended March 31, 2011 reflected a continuation of our balance sheet management, as assets increased by $68,177 or 4.69% from $1,453,166 at December 31, 2010 to $1,521,343 at March 31, 2011. Net loans decreased by 2.14% or $25,852 from December 31, 2010 to March 31, 2011, while total deposits increased by 5.47% or $71,006 during that same period.

Corporation Overview

Tennessee Commerce Bancorp, Inc. (the “Corporation” or “we” or “us”) is a Tennessee corporation that was formed as a bank holding company to own the shares of Tennessee Commerce Bank (the “Bank”). The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is a full service financial institution headquartered in Franklin, Tennessee, 15 miles south of Nashville, Tennessee. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation. The Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at March 31, 2011 of $1.5 billion. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy. The Business Bank strategy emphasizes banking services for small-to medium-sized businesses, entrepreneurs and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank. This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

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

Our Business Strategy

We are primarily a commercial lender focused on secured loans in the middle-market business segment. Our client base consists largely of local owner-managed businesses, entrepreneurs and professionals. We have been lending to this commercial segment for over a decade, and our business is built around long-term client relationships. We focus on understanding our clients’ businesses and cash flows, and establishing well-secured loans. We also have expertise in asset-based lending, equipment finance and tax-advantaged lending. While we may not be the lowest cost provider in our markets, we have successfully attracted and retained customers as a result of our service-oriented business model, tailored products and long-term relationships. In addition, our lenders have extensive experience, with an average tenure of 27 years in the financial services lending business.

The following is a breakdown of our loan portfolio by loan type at March 31, 2011:

(Dollars in thousands)	% of Total
Real estate (1)
Construction	9.63%
1 to 4 family residential	3.54
Commercial
Non-owner occupied	15.09
Owner occupied	8.32
Multi-family	2.53
Commercial and industrial	51.65
Consumer	0.27
Tax leases	8.97
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

Our deposit strategy has focused on cross-selling to our existing borrowing customers, expanding our distribution channels to attract non-borrowing deposit clients, and investing in electronic banking capabilities, including internet and mobile banking. As a result of these initiatives, core deposits increased $262,288, or 32.53%, between March 31, 2010 and March 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

Net Income - Net loss available to common shareholders for the three months ended March 31, 2011 was $3,199, a decrease of $4,553 or 336.26% compared to net income available to common shareholders of $1,354 for the three months ended March 31, 2010.  The decrease is partially attributable to a 94.52% increase in provision for loan losses from $4,600 for the three months ended March 31, 2010 to $8,948 for the same period in 2011 and an increase in FDIC expense of 53.85% from $546 for the three months ended March 31, 2010 to $840 for the same period in 2011.  We experienced an increase of $79 in operating expense, which was the result of our overall growth, at March 31, 2011 compared to the same date in 2010. Further, during each of the quarters ended March 31, 2011 and 2010, we made a dividend payment to the U.S. Department of Treasury in an amount equal to $375 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended
	March 31,
	2011	2010	% Change

Interest income	$19,927	$20,503	(2.81)%
Interest expense	6,774	7,254	(6.62)
Net interest income	13,153	13,249	(0.72)
Provision for loan losses	8,948	4,600	94.52
Net interest income after provision for loan losses	4,205	8,649	(51.38)
Non-interest (loss) income	(2,092)	687	(404.51)
Non-interest expense	6,588	6,509	1.21
Net (loss) income before taxes	(4,475)	2,827	(258.30)
Income tax (benefit) expense	(1,651)	1,098	(250.36)
Net (loss) income	(2,824)	1,729	(263.33)
Preferred dividends	(375)	(375)	—
Net (loss) income available to common shareholders	$(3,199)	$1,354	(336.26)%

Provision for Loan Losses - The provision for loan losses for the three months ended March 31, 2011 was $8,948, an increase of $4,348, or 94.52%, above the provision of $4,600 for the same period in 2010.  This increase was primarily a result of increased impaired loans.  As previously reported, following an examination of the Bank by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”) and continuing discussions with the FDIC and TDFI, we concluded that a $5,000 increase in the provision was merited to address issues initially raised as part of the examination.  At March 31, 2011, the loan loss reserve of $26,114 was 2.16% of gross loans of $1,208,610, compared to a ratio of loan loss reserve to gross loans of 1.70% at March 31, 2010.

Non-interest Income - Non-interest income decreased by 404.51% or $2,779, from $687 in the quarter ended March 31, 2010 to a loss of $2,092 for the same period in 2011. The decrease was primarily a result of losses on repossessions and lower gains on securities sales during the quarter, partially offset by increased loan sales.

We recognized a loss of $119 on the sale of securities in the three months ended March 31, 2011 compared with a gain of $419 for the same period in 2010. The decreased gain on sale of securities in 2011 was a result of strategic reallocation of the securities portfolio to reduce interest rate/market risk and minimize future potential losses.

We had a loss on sale of repossessions of $2,380 during the three months ended March 31, 2011 compared to a loss of $1,086 during the same period in 2010. The loss on repossessions was mainly attributed to measures taken to dispose of all repossessions older than eighteen months. This was a result of measures taken to dispose of repossessions in accordance with our existing plan of accelerated reduction and pursuant to an agreed plan to comply with state law on holding periods for this type of asset.

We had a $148 gain on loan sale transactions in the three months ended March 31, 2011, compared to no gain or loss during the same period in 2010. This increase was primarily as a result of increased loan sales and gains, offsetting buy-backs on prior sales. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended March 31, 2011 was $6,588, an increase of $79 or 1.21%, over the $6,509 expensed in the same period in 2010. Approximately 372.15% of the increase in non-interest expense was attributable to FDIC insurance expense, offset in part by a 375.95% decrease in salaries and other employee benefits.

Net Interest Income - Net interest income for the three months ended March 31, 2011 was $13,153 compared to $13,249 for the same period in 2010, a decrease of $96 or 0.72%.  The decrease in net interest income was largely attributable to a decrease in interest income associated with loans resulting from average rate reductions of 47 basis points, partially offset by an increase in the average net loan balance.  The average net loan balance increased by $47,908 or 4.14% from $1,157,948 for the three months ended March 31, 2010 to $1,205,856 for the same period in 2011. Loan growth was accompanied by an increase in average interest-bearing deposits from $1,202,175 for the three months ended March 31, 2010 to $1,288,780 for the same period in 2011, an increase of $86,605 or 7.20%.

The following table outlines the components of net interest income for the three-month periods ended March 31, 2011 and 2010 and identifies the impact of changes in volume and rate:

	March 31, 2011 change from
	March 31, 2010 due to:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$776	$(1,377)	$(601)
Securities (taxable) (1)	417	(406)	11
Federal funds sold	12	2	14
Total interest income	1,205	(1,781)	(576)

Interest expense
Deposits (other than demand)	464	(708)	(244)
Federal funds purchased	(12)	5	(7)
Subordinated debt	(138)	(91)	(229)
Total interest expense	314	(794)	(480)

Net interest income	$891	$(987)	$(96)

(1)   Unrealized losses of $7,268 and $1,537 are excluded from yield calculation for the three months ended March 31, 2011 and 2010, respectively.

Net Interest Margin - The net interest margin decreased from 4.25% for the three months ended March 31, 2010 to 3.89% for the same period in 2011, primarily because of a decrease in our average interest income.  Average interest income decreased by $576 or 2.81%, from $20,503 during the three months ended March 31, 2010 to $19,927 during the same period in 2011. The decrease was primarily a result of decreased loan yields.  Average earning assets increased from $1,261,872 in the three months ended March 31, 2010 to $1,365,058 in the same period in 2011, an increase of $103,186 or 8.18%, primarily as a result of average loan growth. Average loan balances increased by $47,908 or 4.14% for the three months ended March 31, 2011, from the same period in 2010.  The average yield on earning assets decreased to 5.89% from 6.58% in the three months ended March 31, 2010 and in the same period in 2011.

Interest Expense — Interest expense decreased from $7,254 in the three months ended March 31, 2010 to $6,774 in the three months ended March 31, 2011. The $480, or 6.62%, decrease in expense was primarily a result of a decrease in the cost of funds. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in the costs of deposits. Average interest earning liabilities increased by $72,022 or 5.80%.  The cost of funds decreased from 2.32% for the three months ended March 31, 2010 to 2.04% for the same three months in 2011, a decrease of 28 basis points. The decrease was largely attributed to the maturing and re-pricing of time deposits.

Income Taxes - Our effective tax rate for the three months ended March 31, 2011 was 36.89% compared to 38.84% for the three months ended March 31, 2010.

Efficiency Ratio - Our efficiency ratio for the three months ended March 31, 2011 and 2010 was 59.56% and 46.71%, respectively, an increase of 1,285 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended
	March 31,
	2011	2010
Non-interest expense	$6,588	$6,509

Net interest income	13,153	13,249
Non-interest income	(2,092)	687
Net revenues	$11,061	$13,936

Efficiency ratio	59.56%	46.71%

Asset Quality - Nonperforming assets, which includes non-accruing loans, troubled debt, loans 90+ days past due, repossessions and other real estate owned, increased to $94,424 at March 31, 2011 compared to $81,621 at March 31, 2010 and $91,151 at December 31, 2010. As a result of seasonal factors related to the transportation industry, our nonperforming assets typically increase during the first quarter and decrease throughout the remainder of the year. Non-accrual loans have averaged a quarter over quarter increase of $5,655 from March 31, 2010 to March 31, 2011. Troubled debt loans have averaged a quarter over quarter increase of $389 from March 31, 2010 to March 31, 2011. Loans 90+ days past due have averaged a quarter over quarter decrease of $219 from March 31, 2010 to March 31, 2011. Repossessed assets, mainly transportation assets, have averaged a quarter over quarter decrease of $3,075 from March 31, 2010 to March 31, 2011. In addition to these seasonal factors, the majority of the increase in nonperforming assets between December 31, 2010 and March 31, 2011 was primarily attributable to two real estate and two commercial and industrial loans with an aggregate principal amount of $5,197 outstanding at March 31, 2011, for which we were secured in an aggregate amount of $4,197 at March 31, 2011 and for which we had a specific reserves in an aggregate amount of $1,000 at March 31, 2011.

The loan loss provision of $8,948 for the first three months of 2011 exceeded the net charge-offs of $4,297, resulting in a loan loss provision to net charge-off ratio of 208.2%. The ALLL at March 31, 2011 was $26114, or 2.16% of total loans. The coverage ratio of ALLL to nonperforming loans at December 31, 2010 and March 31, 2011 was 39.73% and 44.19%, respectively.

Average Balance Sheets, Net Interest Income, and Changes in Interest Income and Interest Expense

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three-month periods ended March 31, 2011 and 2010. The table is presented on a tax equivalent basis, as applicable.

	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$142,103	$1,248	3.39%	$100,283	$1,237	4.93%
Loans (2) (3)	1,205,856	18,663	6.28%	1,157,948	19,264	6.75%
Federal funds sold	17,099	16	0.38%	3,641	2	0.22%
Total interest earning assets	1,365,058	19,927	5.89%	1,261,872	20,503	6.58%

Non-interest earning assets
Cash and due from banks	15,216			8,581
Net fixed assets and equipment	2,275			1,967
Accrued interest and other assets	92,259			99,106

Total assets	$1,474,808			$1,371,526

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	1,288,780	6,477	2.04%	1,202,175	6,721	2.27%
Federal funds purchased	184	1	2.20%	3,961	8	0.82%
Subordinated debt	25,359	296	4.73%	36,165	525	5.89%
Total interest-bearing liabilities	1,314,323	6,774	2.09%	1,242,301	7,254	2.37%

Non-interest bearing liabilities
Non-interest bearing demand deposits	30,276			23,052
Other liabilities	11,616			9,003
Shareholders’ equity	118,593			97,170

Total liabilities and shareholders’ equity	$1,474,808			$1,371,526

Net interest spread	3.80%			4.21%

Net interest margin	3.89%			4.25%

(1)    Unrealized losses of $7,268 and $1,537 are excluded from yield calculation for the three months ended March 31, 2011 and 2010, respectively.

(2)    Non-accrual loans are included in average loan balances, and loan fees of $670 and $1,505 are included in interest income for the three months ended March 31, 2011 and 2010, respectively.

(3)    Loans are presented net of ALLL.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Assets — Total assets at March 31, 2011 were $1,521,343, an increase of $68,177, or 4.69%, over total assets of $1,453,166 at December 31, 2010. Securities growth was the primary reason for the increase.  At March 31, 2011, total securities equaled $182,644, up $54,994, or 43.08%, over the December 31, 2010 total securities of $127,650. At March 31, 2011, net loans equaled $1,182,496, down $25,852, or 2.14%, over the December 31, 2010 total net loans of $1,208,348. The cash and cash equivalents balance increased by $39,809 between December 31, 2010 and March 31, 2011, this increase was a result of securities portfolio restructuring as well as balance sheet management.

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at March 31, 2011 were $1,411,305 or 92.77% of total assets of $1,521,343.  Earning assets at December 31, 2010 were $1,350,212 or 92.92% of total assets of $1,453,166.

Loans — We had total net loans of $1,182,496 at March 31, 2011. The following table sets forth the composition of our loan portfolio at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Real estate
Construction	$116,337	$115,882
1 to 4 family residential	42,802	42,101
Commercial
Non-owner occupied	182,361	185,882
Owner occupied	100,606	90,585
Multi-family	30,576	30,939
Commercial and industrial	624,266	648,187
Consumer	3,222	3,692
Tax leases	108,440	112,543

Total loans	1,208,610	1,229,811
Less: allowance for loan losses	(26,114)	(21,463)

Net loans	$1,182,496	$1,208,348

Our real estate commercial — owner occupied loan portfolio increased 11.06% from December 31, 2010 to March 31, 2011. This change was primarily the result of construction loans being repaid at a slower rate than the Bank made new loans. Our tax lease loan portfolio decreased 3.65% from December 31, 2010 to March 31, 2011 primarily because of an early buy out on one of our tax leases.

The following table sets forth the percentage composition of our loan portfolio by type at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Real estate
Construction	9.63%	9.42%
1 to 4 family residential	3.54	3.42
Commercial
Non-owner occupied	15.09	15.11
Owner occupied	8.32	7.37
Multi-family	2.53	2.52
Commercial and industrial	51.65	52.71
Consumer	0.27	0.30
Tax leases	8.97	9.15
Total loans	100.00%	100.00%

The following table sets forth the composition of our commercial, financial and agricultural loan portfolio by source at March 31, 2011 and December 31, 2010:

	March 31,		December 31,
	2011		2010
	Amount	%	Amount	%

Direct funding	$407,612	65.30%	$416,519	64.26%
Indirect funding:
Large	89,729	14.37	94,292	14.55
Small	126,925	20.33	137,376	21.19
Total	$624,266	100.00%	$648,187	100.00%

Our direct and indirect funding loans decreased 2.14% and 6.48%, respectively from December 31, 2010 to March 31, 2011 primarily because of shifts in the market place.

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

The following table presents information regarding non-accrual, past due and restructured loans at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Non-accrual loans:
Number	528	512
Amount	$57,410	$52,315

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	100	68
Amount	$5,357	$3,608

Loans defined as troubled debt restructurings :
Number	3	3
Amount	$1,699	$1,705

Gross income lost to non-accrual loans	$229	$3,255

Interest income included in net income on the accruing loans	$133	$401

As of March 31, 2011 and December 31, 2010, there were no loans which represented trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

The Bank had no tax-exempt loans during the quarter ended March 31, 2011 or the year ended December 31, 2010. The Bank had no loans outstanding to foreign borrowers at March 31, 2011 and December 31, 2010.

Allowance for Loan Losses — The maintenance of an adequate ALLL is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with GAAP, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALLL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 0.35% for the three months ended March 31, 2011, and 0.37% for the three months ended March 31, 2010. The ALLL as a percentage of the outstanding loans at the end of the period was 2.16% at March 31, 2011, and 1.70% at March 31, 2010. As a result of discussions with the FDIC and TDFI following the previously reported examination of the Bank, during the quarter ended March 31, 2011 we evaluated and increased impaired loans for the quarter resulting in a $5,000 increase in ALLL.

We continue to be in discussions with the FDIC and TDFI concerning the amount of our ALLL.   While we have increased our allowance to address our regulators’ concerns, we continue to be in discussions as to the timing of the increase in the allowance.  Our auditors qualified their report on our financial statements as of December 31, 2010 and for the year then ended as a result of the uncertainty created by the examination results and ongoing discussions.  While we continue to be in discussions with our regulators, a final regulatory determination or directive from the FDIC and TDFI that requires that the entire additional allowance be recorded as of June 30, 2010 would require the reversal of the Company’s recognition of the additional allowance in the first quarter of 2011 and require a restatement of certain of our financial statements for fiscal 2010 and for the first quarter of 2011.  We anticipate that this issue will be resolved in the near future.

The ALLL is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

An analysis of our ALLL and net charge-offs is furnished in the following table for the three months ended March 31, 2011 and the same period ended March 31, 2010:

	March 31,	March 31,
(Dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$21,463	$19,913
Charge-offs:
Real estate:
Construction	497	80
1 to 4 family residential	500	78
Other	—	—
Commercial, financial and agricultural	3,301	4,348
Consumer	41	—
Tax leases	—	—
Total Charge-offs	4,339	4,506

Recoveries:
Real estate:
Construction	—	42
1 to 4 family residential	—	—
Other	5	10
Commercial, financial and agricultural	35	51
Consumer	2	—
Tax leases	—	—
Total Recoveries	42	103

Net Charge-offs	4,297	4,403

Provision for loan losses	8,948	4,600
Allowance for loan losses at end of period	$26,114	$20,110

Net charge-offs as a percentage of average total loans outstanding during the period	0.35%	0.37%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	2.16%	1.70%

Securities — The securities portfolio at March 31, 2011 was $182,644 compared to $127,650 at December 31, 2010.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio increased to 12.01% of total assets at March 31, 2011 from 8.78% of total assets at December 31, 2010.

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

Deposits and Funding — Total deposits at March 31, 2011 were $1,370,057, up $71,006 or 5.47% over the December 31, 2010 total deposits of $1,299,051. Total average deposits during the three months ended march 31, 2011 were $1,319,056, an increase of $93,829, or 7.66% over the total average deposits of $1,225,227 during the three months ended March 31, 2010. Average non-interest bearing deposits increased by $7,224, or 31.34%, from $23,052 in the three months ended March 31, 2010, to $30,276 in the three months ended March 31, 2011.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0.00%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At March 31, 2011, the maximum available advance was $10,214 with no outstanding principal balance. At December 31, 2010, there was no outstanding principal balance. At March 31, 2011, the total capital stock balance was 2,459 shares with a value of $2,459.

The following table sets forth average deposit balances for the three months ended March 31, 2011 and 2010 and the average rates paid on those balances:

	Three Months Ended March 31,
	2011		2010
		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid (1)	Balance	Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$30,276	—%	$23,051	—%
Interest-bearing demand deposits	6,047	0.20	8,473	0.21
Money market accounts	81,913	1.49	47,412	1.67
Savings accounts	324,874	1.89	242,181	2.19
IRA accounts	36,519	2.28	35,709	2.85
Purchased time deposits	512,961	2.23	506,191	2.39
Time deposits	326,466	2.04%	362,210	2.22%
Total deposits	$1,319,056		$1,225,227

(1)   Rate is annualized.

Short-Term Debt — On March 29, 2010, TCB entered into a long-term revolving line with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000 at an interest rate of prime plus 1.00% with a floor of 6.25%.  The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $2,034 under this line of credit at March 31, 2011. The loan is guaranteed by us and secured by inventory and the outstanding shares of common stock of TCB.

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

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At March 31, 2011, we had unfunded loan commitments outstanding of $108,632 and standby letters of credit and financial guarantees of $10,985. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we had available federal fund lines at March 31, 2011 totaling $73,914.

Liquidity / Capital Resources

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

Although the Bank has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate.  The Bank is subject to general FDIC guidelines which do not require a minimum level of liquidity but rather set forth supervisory expectations for the Bank to manage funding and liquidity risk using processes and systems that are commensurate with the Bank’s complexity, risk profile and scope of operations.  Management believes the Bank’s liquidity ratios meet or exceed general FDIC guidelines.  Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner over the next three months.

Capital Resources - Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. To continue to grow, we must increase capital by generating earnings, issuing equities, borrowing funds or a combination of those activities.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders’ equity less goodwill and Tier II capital which is primarily a portion of the ALLL and certain preferred stock and qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0.00% to 100.00%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by bank regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4.00% Tier I and 8.00% total risk-based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

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

At March 31, 2011 and December 31, 2010, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

				Minimum to
			Minimum	be considered
	March 31,	December 31,	for capital	well-
	2011	2010	adequacy	capitalized
	%	%	%	%
Tier 1 leverage ratio
Tennessee Commerce Bank	8.64	8.80	4.00	5.00
Tennessee Commerce Bancorp, Inc.	9.73	9.94	4.00	N/A

Tier 1 core capital to risk-weighted assets
Tennessee Commerce Bank	9.72	10.05	4.00	6.00
Tennessee Commerce Bancorp, Inc.	10.93	11.37	4.00	N/A

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.98	11.30	8.00	10.00
Tennessee Commerce Bancorp, Inc.	12.19	12.62	8.00	N/A

Based solely on our analysis of federal banking regulatory categories, at March 31, 2011 and December 31, 2010, we and the Bank were within the “well capitalized” categories under current regulations.  However, as a result of the previously disclosed recent regulatory examination and related discussions with regulators, we anticipate that our regulators will seek higher capital ratios, likely increasing our minimum total risk-based capital ratio to 12.00%, our tier 1 capital to 11.00%, and our tier 1 leverage capital to 9.00%.  Based on our regulatory capital ratios at March 31, 2011, we believe that, if the proposed increased regulatory capital ratios materialize, such benchmarks could be achieved within a reasonable period of time through balance sheet management combined with earnings, which would preclude a need to raise additional outside capital.  However, we cannot give assurances that we will be given a reasonable period of time to achieve such ratios.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at March 31, 2011. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
(Dollars in thousands)	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$—	$46,165	$—	$—	$—	$46,165

Securities
U.S. government agencies & Municipals	—	(263)	(803)	(4,618)	77,747	72,063
U.S. Treasuries	—	11,861	(414)	(2,378)	23,625	32,694
MBS and CDS	—	11	18	13,163	64,695	77,887
Total securities	—	11,609	(1,199)	6,167	166,067	182,644

Total loans	—	219,081	355,464	555,622	78,443	1,208,610

Total interest-earning assets	—	276,855	354,265	561,789	244,510	1,437,419

Other assets	—	—	—	—	83,924	83,924

Total assets	—	276,855	354,265	561,789	328,434	1,521,343

Interest-bearing liabilities
Deposits
Interest checking	$—	$598	$1,518	$3,900	$1,361	$7,377
Money market and savings	—	58,976	127,389	228,532	63,982	478,879
Time deposits	—	138,283	208,931	500,320	4,074	851,608
Total deposits	—	197,857	337,838	732,752	69,417	1,337,864

Federal funds purchased	—	—	—	—	—	—
Short-term debt	—	—	2,034	—	—	2,034
Subordinated debt and other borrowings	—	—	—	—	23,198	23,198

Total interest-bearing liabilities	—	197,857	339,872	732,752	92,615	1,363,096

Other liabilities	—	—	—	—	42,037	42,037

Shareholders’ equity	—	—	—	—	116,210	116,210

Total liabilities and shareholders’ equity	$—	$197,857	$339,872	$732,752	$250,862	$1,521,343

Rate sensitive gap by period	$—	$78,998	$14,393	$(170,963)	$151,895
Cumulative gap		$78,998	$93,389	$(77,572)	$74,322

Cumulative gap as a percentage of total assets		5.19%	6.14%	-5.10%	4.89%
Rate sensitive assets / rate sensitive liabilities (cumulative)	—	1.40	1.17	0.94	1.05

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At March 31, 2011, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At March 31, 2011, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS.

The following additional risk factor supplements our risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 18, 2011:

The Corporation’s inability to: (i) submit an acceptable plan to the NASDAQ on or before June 20, 2011; or (ii) otherwise regain compliance with NASDAQ listing rules within required time periods, could result in delisting of our common stock by the NASDAQ Stock Market which could result in a loss of liquidity for the Corporation’s common stock.

On April 19, 2011, the Corporation received a deficiency letter (“Deficiency Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Corporation is not in compliance with the requirements for continued listing under NASDAQ Listing Rule 5250(c)(1), which requires that NASDAQ -listed companies file their required periodic financial reports with the U.S. Securities and Exchange Commission (“SEC”) on a timely basis. The NASDAQ letter was issued in accordance with standard NASDAQ procedures due to a qualification contained in the Report of Independent Registered Public Accounting Firm (“Report”) included in the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the SEC on April 18, 2011. The NASDAQ takes the position that because the Report includes a qualification, the Form 10-K is incomplete and views an incomplete filing to be a delinquent filing. The qualification included in the Report was due to the previously disclosed unresolved report of examination from the FDIC and TDFI that could require adjustments to the Corporation’s banking subsidiary’s ALLL.

Unless the deficiency is otherwise resolved earlier, the Deficiency Letter states that the Corporation has 60 calendar days or until June 20, 2011 to submit a plan to the NASDAQ to regain compliance with the filing requirements for continued listing on the NASDAQ Marketplace (the “Plan”). If the Plan is accepted, the Corporation can be granted an exception of up to 180 calendar days or until October 12, 2011, to regain compliance. Pending submission of the Plan, the Corporation’s common stock will continue to be listed for trading on The NASDAQ Stock Market. In the event the Plan is not accepted, the Corporation has the right to appeal to the NASDAQ Hearings Panel.

The Corporation continues to work with its registered public accounting firm and the Bank’s regulators to resolve any matters relating to the ALLL which led to the qualification, and intends to cure the deficiency by filing an amended Form 10-K removing the qualification as soon as this process is completed. The Corporation expects to resolve the matter as soon as possible or otherwise timely file the Plan and comply with the timeframe for regaining compliance; however, there can be no assurance that the Plan will be accepted by the NASDAQ or that the Corporation will be able to successfully implement such plan. Failure by the Corporation to meet the requirements for continued listing on The NASDAQ Stock Market could result in a loss of liquidity for the Corporation’s common stock if its shares are delisted by The NASDAQ Stock Exchange.

ITEM 6. EXHIBITS.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

May 16, 2011	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
4.4

Amended and Restated Declaration of Trust, dated as of June 20, 2008, among Tennessee Commerce Bancorp, Inc., as sponsor, Wilmington Trust Company, as institutional and Delaware trustee, and Arthur F. Helf, H. Lamar Cox and Michael R. Sapp, as administrators(6)

4.5	Guarantee Agreement, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company(5)
4.6	Form of Certificate of Series A Preferred Stock(7)
4.7	Warrant for Purchase of Shares of Common Stock, dated December 19, 2008(7)
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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