Form 10-K/A
period 2010-12-31
Tennessee Commerce Bancorp, Inc.
filed 2011-06-01
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to registrant’s Definitive Proxy Statement for its 2011 annual meeting of shareholders held on May 19, 2011, as filed with the Securities and Exchange Commission on April 19, 2011.

Explanatory Note

Effective as of May 25, 2011, Tennessee Commerce Bank (the “Bank”), a wholly-owned subsidiary of Tennessee Commerce Bancorp, Inc. (the “Registrant”), became subject to a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s entry into the Consent Order with the FDIC ended a period of regulatory uncertainty concerning the adequacy of the Bank’s allowance for loan and lease losses (“ALLL”) following a joint examination of the Bank conducted by the FDIC and Tennessee Department of Financial Institutions (“TDFI”) in August 2010.  The Consent Order does not require any specific increase in the Bank’s ALLL and no restatement of the Bank’s or Company’s financial statements is required.  Accordingly, the Bank will not be required to restate its ALLL for prior financial reporting periods and the Bank’s auditors have issued an unqualified Report of Independent Registered Public Accounting Firm with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in this Annual Report on Form 10-K for the period ended December 31, 2010.

This Amendment No. 2 to Form 10-K is being filed to include the reissued and unqualified Report of Independent Registered Public Accounting Firm as well as to update corresponding disclosures under the headings Business: Bank Regulation; Bank Regulation-Enforcement; Risk Factors; Management’s Discussion and Analysis of Financial Condition: Allowance for Loan Losses and Provision for Loan Losses; Capital Adequacy; as well as the Notes to the Consolidated Financial Statements addressing the regulatory uncertainties that had existed at the time the Form 10-K was filed with the Securities and Exchange Commission (“SEC”) on April 18, 2011, regarding the potential for a restatement of the Bank’s ALLL for prior financial reporting periods and future capital adequacy requirements.

Except as set forth above, we have not modified or updated disclosures presented in the Form 10-K to reflect events or developments that have occurred after the date of its original filing. Among other things, forward-looking statements made in the Form 10-K upon its initial filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after that date (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the initial filing of the Form 10-K.

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

The Business Bank strategy is evident in differences between the financial statements of the Bank and more traditional financial institutions. The Business Bank model creates a high degree of leverage. By avoiding the investment and maintenance costs of a typical branch network, the Bank is able to maintain earning assets at a higher level than peer institutions. Management targets a minimum earning asset ratio of 90.00% compared to the average of 86.28%, as of December 31, 2010, for all banks insured by the Federal Deposit Insurance Corporation (“FDIC”). Assets of the Bank are centered in the loan portfolio which consists primarily of commercial and industrial loans. Management targets a loan mix of approximately 60% commercial loans and 40% real estate. At December 31, 2010, the composition of the $1.23 billion loan portfolio was 52.71% commercial, 37.84% secured by real estate (both commercial and consumer), 9.15% in tax leases and 0.30% in consumer and credit card loans.

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

The Bank is subject to the regulatory authority of the Tennessee Department of Financial Institutions (“TDFI”) and the FDIC.

The Bank’s principal executive offices are located at 381 Mallory Station Road, Suite 207, Franklin, Tennessee 37067, and its telephone number is (615) 599-2274.

As a bank holding company, the Corporation’s activities are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Corporation’s offices are the same as the principal office of the Bank. On March 29, 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”). In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”) and in July 2008, the Corporation formed a wholly owned subsidiary, TCB Commercial Asset Services, Inc (“TCB”). As of December 31, 2010, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 810, “Consolidation” (“FASB ASC 810”). Material intercompany accounts and transactions have been eliminated.

Corporation Overview

The Corporation, headquartered in Franklin, Tennessee, is the holding company for the Bank, and the Corporation’s primary business is to operate the Bank. The Bank has a focused strategy that serves the banking needs of small to medium-sized businesses, entrepreneurs and professionals in the Nashville metropolitan statistical area, or the Nashville Metropolitan Statistical Area (“MSA”), as well as the funding needs of certain national and regional equipment vendors and financial services companies. The Corporation calls this strategy its Business Bank strategy. The Corporation and Bank primarily conduct business from a single location in the Cool Springs commercial area of Franklin, Tennessee, 15 miles south of Nashville. To concentrate on lending within Tennessee, as of January 31, 2011, the Bank closed its three loan production offices—one in each of Birmingham, Alabama, Minneapolis, Minnesota and Atlanta, Georgia.

The Bank offers a full range of competitive retail and commercial banking services to local customers in the Nashville MSA. The Bank’s deposit services include a broad offering of checking accounts, savings accounts, money market investment accounts, certificates of deposits and retirement accounts. Lending services include consumer installment loans, various types of mortgage loans, personal lines of credit, home equity loans, credit cards, real estate construction loans, commercial loans to small and medium-sized businesses and professionals, and letters of credit. The Bank issues VISA credit cards and is a merchant depository for cardholder drafts under VISA credit cards. The Bank also offers check cards and debit cards and offers its local customers free courier services, access to third-party ATMs, remote deposit and state-of-the-art electronic banking. The Bank has trust powers but does not have a trust department.

Employees

At December 31, 2010, the Bank employed 99 people on a full-time basis. The Corporation has entered into employment agreements with two of its executive officers who are also employees of the Bank. The Bank’s employees are not represented by any union or other collective bargaining agreement and management of the Bank believes its employee relations are satisfactory.

Supervision and Regulation

General

The Corporation is regulated as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as such. The Corporation is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve Board, and of the Securities and Exchange Commission (“SEC”) under federal securities laws.

The Bank, a wholly-owned subsidiary of the Corporation, is a Tennessee state-chartered bank that is subject to regulation, examination and supervision by the TDFI, as the Bank’s state regulator, and the FDIC, as the Bank’s primary federal regulator and insurer of deposits placed at the Bank.

The following discussion is intended to provide a summary of the material statutes and regulations applicable to bank holding companies and state-chartered commercial banks, and does not purport to be a comprehensive description of all such statutes and regulations.

Bank Holding Company Regulation

The BHC Act provides a federal framework for the supervision and regulation of all U.S. bank holding companies and the subsidiaries of such companies. Among the principal purposes of the BHC Act is to protect the safety and soundness of banks controlled by a corporate entity. The BHC Act provides for all bank holding companies to be supervised on a consolidated basis by the Federal Reserve Board. Consolidated supervision of a bank holding company encompasses the parent company and its nonbank subsidiaries, and allows the Federal Reserve Board to understand the organization’s structure, activities, resources, and risks, as well as to address financial, managerial, operational, or other deficiencies before they pose a danger to the holding company’s subsidiary depository institution.

To carry out these responsibilities, the BHC Act grants the Federal Reserve Board authority to inspect and obtain reports from a bank holding company and its nonbanking subsidiaries concerning, among other things, the company’s financial condition, systems for monitoring and controlling financial and operational risks, and compliance with the BHC Act and other federal laws (including consumer protection laws) that the Federal Reserve Board has specific jurisdiction to enforce. In addition, federal law authorizes the Federal Reserve Board to take action against a bank holding company or nonbank subsidiary to prevent these entities from engaging in “unsafe or unsound” practices or to address violations of law that occur in connection with their own business operations even if those operations are not directly connected to the bank holding company’s subsidiary depository institution. Using its authority, the Federal Reserve Board also has established consolidated capital standards for bank holding companies, which help to ensure that each bank holding company maintains adequate capital to support its enterprise-wide activities, does not become excessively leveraged, and is able to serve as a source of strength for a subsidiary depository institution.

As a bank holding company, the Corporation is required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board also conducts periodic inspections of the Corporation and has the authority to issue enforcement actions against the Corporation.

Capital Requirements and Source of Financial Strength.    According to Federal Reserve Board policy and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), bank holding companies are required to act as a source of financial strength to each subsidiary bank and to commit required resources to support each such subsidiary in the event of financial distress of the subsidiary. This support can include precluding the Corporation from paying any dividends or distributions on its outstanding securities, including its trust preferred securities and preferred stock. Moreover, this support obligation may be required at times when a bank holding company may not have the financial means or is otherwise unable to provide such support.

The capital-based prompt corrective action provisions first implemented as part of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and implementing regulations, as discussed below, have historically applied only to FDIC-insured depository institutions rather than being directly applicable to holding companies that control such institutions. However, legislation enacted in July 2010 mandates that new minimum leverage and risk-based capital requirements be imposed on bank holding companies, and the Federal Reserve Board has indicated that, in regulating bank holding companies, it will take appropriate action at the holding company level based on an assessment of the effectiveness of supervisory actions imposed upon any subsidiary depository institution pursuant to such provisions and regulations.

Payment of Dividends.    The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow to the Corporation, including cash flow to pay dividends to holders of trust preferred securities of the Corporation’s trusts, holders of the Fixed Rate Cumulative Perpetual Preferred Stock of the Corporation Series A (“Series A Preferred Stock”) and to the holders of the Corporation’s common stock, is derived from dividends that the Bank pays to the Corporation as its sole shareholder. Under Tennessee law, the Corporation is not permitted to pay dividends if, after giving effect to such payment, the Corporation would not be able to pay the Corporation’s debts as they become due in the usual course of business or the Corporation’s total assets would be less than the sum of the Corporation’s total liabilities plus any amounts needed to satisfy any preferential rights if the Corporation were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Corporation’s board of directors must consider the Corporation’s current and prospective capital, liquidity, and other needs.

In addition to the limitations on the Corporation’s ability to pay dividends under Tennessee law, the Corporation’s ability to pay dividends on the Corporation’s common stock is also limited by the Corporation’s participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) and by certain statutory or regulatory limitations. See “ Emergency Economic Stabilization Act of 2008.”  The terms of the Series A Preferred Stock issued to the U.S. Department of the Treasury (“Treasury”) under the TARP-CPP include a restriction against increasing the Corporation’s common stock dividends from levels at the time of the initial investment by Treasury and prevent the Corporation from redeeming, purchasing or otherwise acquiring its common stock other than pursuant to certain stated exceptions. Historically, the Corporation has paid no dividends on its common stock. Therefore, the Corporation would have to seek Treasury’s consent to pay any dividends on shares of Corporation common stock. These restrictions will terminate on the earlier of the third anniversary of the date of issuance of the Series A Preferred Stock to Treasury (which is December 19, 2011) and the date on which the Series A Preferred Stock issued to Treasury is redeemed in whole or Treasury has transferred all of its Series A Preferred Stock to third parties. In addition, the Corporation will be unable to declare or pay dividends or make distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its common stock or other stock ranking junior to, or in parity with, the Series A Preferred Stock if the Corporation fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series A Preferred Stock. A failure to pay dividends on our Series A Preferred Stock for six quarters (whether or not consecutive) would permit the Treasury to appoint up to two directors to the Corporation’s board of directors.

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit the payment of dividends by bank holding companies if such payment would constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as increasing indebtedness by borrowing. Furthermore, the TDFI and the FDIC also each have authority to restrict or prohibit the payment of dividends by a bank when either regulator determines that such payment constitutes an unsafe or unsound banking practice. See “ Bank Regulation—Limitation on Capital Distributions.”

Transactions with Affiliates Restrictions.    Transactions between the Bank and the Corporation and its subsidiaries are subject to various conditions and limitations under federal laws, as described in “ Bank Regulation—Transactions with Affiliates.” Specifically, the Bank is subject to restrictions under federal laws which limit the transfer of funds by the Bank to the Corporation or its subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the Bank to the Corporation or its subsidiaries are limited in amount to 10% of the Bank’s capital and surplus and, with respect to the Corporation and the Bank, to an aggregate of 20% of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. See “ Bank Regulation—Transactions with Affiliates.”

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

Change of Control.    The BHC Act and Change in Bank Control Act require, with few exceptions, Federal Reserve Board approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Corporation. Among other criteria, under the BHC Act, Change in Bank Control Act, and Federal Reserve Board regulations thereunder, “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of a bank or its holding company. Under Federal Reserve Board regulations, control is presumed to exist, subject to rebuttal, if a person or company acquires, directly or indirectly, more than 10% of any class of voting stock of a bank or its holding company if (i) the bank or holding company has registered securities under section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction.

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

The FDIC and the Commissioner periodically conduct examinations of the Bank. If, as a result of an examination of the Bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Bank could be subjected to various remedial actions including enforcement actions to: enjoin the Bank from engaging in “unsafe or unsound” practices;

•                  enjoin the Bank from engaging in “unsafe or unsound” practices;

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

•                  remove officers and directors; and ultimately

•                  terminate the Bank’s deposit insurance and commence receivership proceedings.

Violation of a formal enforcement order also would be grounds for the assessment of civil money penalties against the Bank, the Corporation and/or any or all of their respective officers or directors contributing to the violation. The Commissioner has many of the same remedial powers, including the power to appoint the FDIC as receiver of any insured state bank that has been closed on account of the bank’s inability to meet the demands of its depositors, or otherwise is operating in an unlawful, unsafe, or unsound manner, which includes operating with impaired capital. On March 17, 2011, the Commissioner and the FDIC advised the Bank that each agency will be seeking enforcement orders against the Bank. Effective as of May 25, 2011, the Bank became subject to a Consent Order (the “Consent Order”) with the FDIC.  The TDFI indicated that it intends to issue and enter into a separate written agreement with the Bank, which is expected to largely mirror the Consent Order entered into by the Bank with the FDIC.  For more information regarding the scope and terms of the enforcement action and the Consent Order, see the discussion under “Bank Regulation—Enforcement” below.

Moreover, as of March 17, 2011, the Bank has been deemed to be in troubled condition. As a result, the Bank is now required to seek prior FDIC written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer’s responsibilities. Moreover, the Bank and the Corporation are subject to restrictions under the FDIC’s Golden Parachute and Indemnification Regulation, which generally precludes entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank would be unable to bid on any failed banks from the FDIC.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays an assessment. See the discussion on “ Insurance of Deposit Accounts “ below.

Capital Requirements and Prompt Corrective Action Regulations.    The FDIC evaluates capital, as an essential component, in determining the safety and soundness of state nonmember banks it supervises and/or insures the deposits of. Accordingly, the FDIC has established certain criteria and standards for calculating the minimum leverage capital requirement applicable to banks and in determining a bank’s capital adequacy. The FDIC also must evaluate an institution’s capital for purposes of determining whether the institution is subject to the prompt corrective action (“PCA”) provisions set forth in section 38 of the FDIA.

Section 38 of the FDIA, as amended by FDICIA, requires regulators to classify depository institutions into one of five capital categories based on their level of capital and take increasingly severe actions, known as “prompt corrective action,” as an institution’s capital deteriorates. Under the FDIC’s “prompt corrective action” regulations, the FDIC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the bank’s capital level under three measures:

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

As a banking institution’s capital position deteriorates, it is subject to varying and increasingly restorative enforcement actions. These sanctions may include compliance with a capital plan or agreement with the regulator, limitations on activities and, ultimately, a termination of deposit insurance. As implemented by the FDIC, where it determines that the financial history or condition, managerial resources and/or the future earnings prospects of a bank are inadequate, or where a bank has sizable off-balance sheet or funding risks, significant risks from concentrations of credit or nontraditional activities, excessive interest rate risk exposure, or a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC will take these other factors into account in analyzing the bank’s capital adequacy and may determine that the minimum amount of capital for that bank is greater than the generally-imposed minimum standards for all banks.

Moreover, under the rules and regulations of the FDIC, as a Bank deemed to be in troubled condition, the Bank is required to seek prior FDIC written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer’s responsibilities. Moreover, the Bank and the Corporation would be subject to restrictions under the FDIC’s Golden Parachute and Indemnification Regulation, which generally precludes entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank would be unable to bid on any failed banks from the FDIC.

Limitation on Capital Distributions.    Federal and state statutory and regulatory requirements can restrict the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders. Under the FDIA, the Bank may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized. The FDIA prohibits a state bank, the deposits of which are insured by the FDIC, from paying dividends if the bank is in default in the payment of any assessments due the FDIC. The Bank is also subject to the minimum capital requirements of the FDIC, which impact the Bank’s ability to pay dividends. If the Bank fails to meet these standards, it may not be able to pay dividends or accept additional deposits pursuant to regulatory requirements.

If, in the opinion of the FDIC or the Federal Reserve Board, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound, such authority may require that the institution or holding company cease and desist from such practice. The FDIC and the Federal Reserve Board have each indicated that paying dividends that deplete a depository institutions or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings. The Bank is also restricted from paying dividends under certain circumstances by the Tennessee Banking Act and implementing regulations, under which the board of directors of a state bank may not declare dividends in any calendar year that exceeds the total of its retained net income of the preceding two years without the prior approval of the TDFI.

Liquidity.    The Bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. The FDIC expects institutions to use liquidity measurement tools that match their funds management strategies and that provide a comprehensive view of an institution’s liquidity risk. The guidance further provides that risk limits should be approved by an institution’s Board of Directors and should be consistent with the measurement tools used.

Insurance of Deposit Accounts.    The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank is required to pay deposit insurance assessments into the FDIC’s Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. As a result of increased bank failures and a decrease in the DIF, in December 2009, the FDIC required all insured depository institutions to prepay three years’ worth of insurance premiums with the prepayment including an assumed 5% annual growth rate in the projected assessment base and a three basis point increase in the annual assessment rate for 2011 and 2012. The FDIC has stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system in future years, pursuant to notice-and-comment rulemaking procedures provided by statute. Therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2011 and for the foreseeable future.

On February 7, 2011, the FDIC Board approved a final rule that implements a revised deposit insurance assessment system mandated by the Dodd-Frank Act, including a new pricing structure for institutions with more than $10 billion in assets. The new assessment structure modifies an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Under the new system, Tier 1 capital is used as the measure for tangible equity. Depository institutions with less than $1 billion in assets will report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base would be larger than the current base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The new system eliminates the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Furthermore, the new system calls for the indefinite suspension of dividends whenever the fund reserve ratio exceeds 1.50%. In lieu of dividends, however, the new system permits additional rate schedules with progressively lower rates that would go into effect without further action by the FDIC Board when the fund reserve ratio reaches certain milestones. Importantly, the final rule retains the FDIC Board’s flexibility to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, but provides that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than two basis points; and (2) cumulative increases and decreases cannot be more than two basis points higher or lower than the total base assessment rates.

The changes will generally take effect as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The Corporation and Bank are currently evaluating the impact that the new assessment base final rule will have on our financial position and results of operations. While the new system is expected to have a positive effect on small institutions (those with less than $10 billion in assets) such as the Bank given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Bank’s and, therefore, the Corporation’s liquidity and financial results in future periods.

Brokered Deposits and Pass-Through Insurance.    The FDIC has adopted regulations governing the receipt of brokered deposits and pass-through insurance. Under the regulations, a bank cannot accept or rollover or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over the prevailing national or local (if approved) average market rate, as specified by regulation. There are no such restrictions on a bank that is well capitalized. The Dodd-Frank Act requires that the FDIC submit a study to Congress by July 21, 2011, recommending statutory changes to the brokered deposit restrictions, which could impact the Bank’s future ability to accept deposits deemed to be brokered as well as any related deposit insurance premiums on such deposits.

Loans to One Borrower.    Under Tennessee banking law, state banks are generally prohibited from lending to any one person, firm or corporation (including loans to a firm or loans to the several members thereof) more than 15% of the bank’s capital, surplus and undivided profits. However, the loans may be in excess of that percent, but generally not above 25%, if each specific loan in excess of 15% is first submitted to and approved in advance in writing by the bank’s board of directors or a committee thereof, and a record is kept of the written approval. For any situation or circumstance in which no loan limit is applicable to a national bank, Tennessee law offers the same treatment for state-chartered banks, and therefore no loan limit would be applicable to any state bank in such situations or circumstances to the same extent as a national bank.

Transactions with Affiliates.    The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W adopted thereunder by the Federal Reserve Board, as made applicable to state-chartered nonmember banks by the FDIA. In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions, referred to as “covered transactions,” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank.

Loans to Insiders.    The Bank’s authority to extend credit to “insiders,” which include the Bank’s directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to the Bank under Tennessee banking law. Among other things, these provisions require that extensions of credit to insiders:

•                  be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

•                  not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Consumer Protection and Other Laws and Regulations.  The Bank is subject to various laws and regulations dealing generally with consumer protection matters, and may be subject to potential liability under these laws and regulations for material violations. The Bank’s lending operations are also subject to federal laws applicable to consumer credit transactions, such as the:

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

•                  Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”), governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•                  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                  Servicemembers’ Civil Relief Act, providing certain protections to members of the armed forces while in active military service;

•                  Real Estate Settlement Procedures Act, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process; and

•                  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

•                  Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

•                  Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Rather, the CRA requires the FDIC, in connection with its periodic examinations of the Bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. In particular, CRA regulations rate an institution based on its actual performance in meeting community needs by means of an assessment system that focuses on three tests:

•                  a lending test, to evaluate the institution’s record of making loans in its assessment area(s);

•                  an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area, or a broader area that includes its assessment areas; and

•                  a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

The CRA also requires all institutions to publicly disclose their CRA ratings. The Bank received a rating of “Satisfactory” at its most recent CRA examination.

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

Privacy Provisions.    The Bank has a privacy policy in place and is required to disclose its privacy policy, which includes identifying parties with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties except under limited circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Identity Theft Prevention.    The federal banking agencies, including the FDIC, issued a joint rule implementing Section 315 of the FACT Act, requiring each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (a “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Among the requirements under the rule, the Bank is required to adopt “reasonable policies and procedures” to:

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

Anti-Money Laundering/Combating Terrorist Financing Requirements.    The Corporation and the Bank are subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

•                  financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•                  bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Office of Foreign Assets Control (“OFAC”), which is a division of Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with the individuals and entities named on OFAC’s list of Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction account or wire transfer that is on an OFAC list, the Bank is required to investigate, and if the match is confirmed, the Bank must take additional actions including freezing such account, filing a suspicious activity report and notifying the FBI. Failure to comply may result in fines and other penalties. OFAC has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Enforcement.    The TDFI and FDIC have primary enforcement responsibility over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, or other unsafe or unsound practices. Moreover, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency. On March 17, 2011, the Bank was notified that both the TDFI and FDIC would be seeking enforcement actions against the Bank as a result of their recently completed joint examination. Effective as of May 25, 2011, the Bank became subject to a Consent Order with the FDIC.  The TDFI indicated that it intends to issue and enter into a separate written agreement with the Bank, which is expected to largely mirror the Consent Order entered into by the Bank with the FDIC.

The Bank’s entry into the Consent Order with the FDIC ended a period of regulatory uncertainty concerning the adequacy of the Bank’s allowance for loan and lease losses (“ALLL”) following a joint examination of the Bank conducted by the FDIC and TDFI in August 2010.  The Consent Order does not require any specific increase in the Bank’s ALLL and no restatement of the Bank’s or Company’s financial statements is required.  The Consent Order does, however, require that the Bank achieve and maintain its Tier 1 Leverage Capital ratio at a level equal to or greater than 8.50% of the Bank’s Average Total Assets; its Tier 1 Risk-Based Capital ratio at a level equal to or greater than 10.00% of the Bank’s Total Risk-Weighted Assets; and its Total Risk-Based Capital ratio at a level equal to or greater than 11.50% of the Bank’s Total Risk-Weighted Assets by December 31, 2011.  As of March 31, 2011, the Bank had a Tier 1 Leverage Capital ratio of 8.64% of the Bank’s Average Total Assets; a Tier 1 Risk-Based Capital ratio of 9.72% of Bank’s Total Risk-Weighted Assets; and a Total Risk-Based Capital ratio of 10.98%.

Among other terms of the Consent Order, in addition to the capital increase and maintenance requirements described above, the Bank is required to undertake a number of actions or otherwise comply with certain restrictions, which include:

•                  The Bank’s board of directors (“Board”) must establish a committee comprised of at least a majority of non-employee directors charged with the responsibility of ensuring the Bank’s compliance with the Consent Order.

•                  The Bank is restricted from extending any additional credit to or for the benefit of any borrower whose existing credit has been classified Loss by the FDIC or TDFI and is uncollected, or to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off on the books of the Bank and remains uncollected.

•                  The Bank is restricted from extending any additional credit to or for the benefit of any borrower whose extension of credit is classified Doubtful and/or Substandard by the FDIC or TDFI and is uncollected, unless the Bank’s Board has signed a detailed written statement giving reasons why failure to extend such credit would be detrimental to the best interests of the Bank.

•                  To the extent not already done so, the Bank is directed to eliminate from its books, by charge-off or collection, all assets or portions of assets classified Loss by the FDIC or TDFI as a result of their examination of the Bank as of August 2, 2010, and subsequent examinations.

•                  Within certain timeframes prescribed in the Consent Order, the Bank must submit to the FDIC and TDFI a number of written plans, including: (i) a plan to reduce the remaining assets classified Doubtful and Substandard as of August 2, 2010; (ii) a plan for the reduction and collection of delinquent loans; (iii) a written profit plan that includes formal goals and strategies as well as a comprehensive budget for all categories of income and expense for calendar years 2011 and 2012; (iv) a comprehensive strategic plan that contains an assessment of the Bank’s current financial condition and market area, and a description of the operating assumptions that form the basis for major projected income and expense components; (v) prior to increasing its Total Assets by more than 5% during any consecutive 12-month period, the Bank must submit a growth plan that addresses the funding source to support the projected growth as well as the anticipated use of funds; (vi) a plan for systematically reducing and monitoring the Bank’s reliance on volatile liabilities; and (vii) a plan addressing liquidity, the Bank’s relationship of volatile liabilities to temporary investments, and asset/liability management.

•                  The Bank’s Board is required to review, within 90 days after the effective date of the Consent Order and annually thereafter, the Bank’s loan policy and procedures for effectiveness, and shall make all necessary revisions to the policy to strengthen lending procedures and abate additional loan deterioration.

•                  Within a certain timeframe prescribed in the Consent Order, the Bank must correct or address all deficiencies in certain loans listed in the Report of Examination as of August 2, 2010.

•                  The Bank must maintain an adequate ALLL that is consistent with generally accepted accounting principles and supervisory guidance.  Prior to the end of each calendar quarter, the Bank’s Board is required to review the adequacy of the Bank’s ALLL.

•                  The Bank’s Board is directed to increase its participation in the affairs of the Bank by, at a minimum, holding monthly meetings that review and approve: reports of income and expenses; new, overdue, renewed, insider, charged-off, delinquent, nonaccrued, and recovered loans; investment activities; operating policies; and individual committee actions.

•                  The Bank must have and retain qualified management and notify the FDIC and TDFI in writing of any changes in management.

•                  The Bank is restricted from increasing its Total Assets by more than 5% annually.

•                  The Bank must seek the FDIC’s and TDFI’s approval prior to increasing its use of volatile liabilities.

•                  The Bank must retain a bank consultant, acceptable to the FDIC and TDFI, to develop a written analysis and assessment of the Bank’s management and staffing needs.

•                  The Bank is restricted from declaring or paying any cash dividend to its corporate parent without the prior written consent of the FDIC and TDFI.

•                  The Bank is restricted from entering into any new line of business without the prior written consent of the FDIC and TDFI.

•                  The Bank must furnish periodic written progress reports to the FDIC and TDFI detailing the form and manner of any actions taken to secure compliance with the Consent Order and the results thereof.

The Bank has already begun to develop and implement strategies and action plans to meet the requirements.  Failure to comply with the terms of the Consent Order could lead to additional enforcement actions taken against the Bank or ultimately, a termination of the Bank’s deposit insurance, if the FDIC finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

•                  subordinated creditor claims; and

•                  shareholders.

This means that, in the event that an insured depository institution is placed into receivership, claims of the FDIC for administrative expenses, secured creditors, and domestic depositors, would be afforded payment priority from the assets of the failed institution over general unsecured claims, including federal funds and letters of credit, as well as claims of subordinated creditors and shareholders, in the “liquidation or other resolution” of such an institution by the FDIC as receiver.

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

Emergency Economic Stabilization Act of 2008.    The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, including residential or commercial mortgages and related securities, obligations, or other instruments. As a component of the TARP program, on October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under EESA, pursuant to which the Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms. The Corporation applied for, and Treasury approved, a capital purchase in the amount of $30 million under the TARP-CPP. The TARP-CPP transaction closed on December 19, 2008, on which date the Corporation entered into a Letter Agreement with Treasury, pursuant to which the Corporation issued and sold to Treasury, for an aggregate purchase price of $30 million in cash, (i) 30,000 shares of Series A Preferred Stock having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 461,538 shares of common stock, at an exercise price of $9.75 per share, subject to certain anti-dilution and other adjustments. The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. As a participant in the TARP-CPP, the Corporation is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends and can be subject to the appointment of new directors to our board if we miss six dividend payments on such securities.

American Recovery and Reinvestment Act of 2009.    On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law as a $787 billion dollar economic stimulus. The stimulus includes discretionary spending for among other things, infrastructure projects, increased unemployment benefits and food stamps, as well as tax relief for individuals and businesses. Among other things, the ARRA amended certain provisions of EESA, including replacing Section 111 of EESA in its entirety. The new Section 111 allows a TARP recipient, subject to consultation with the appropriate federal banking agency, to repay any assistance previously received pursuant to the program without regard to the source of replacement funds or any waiting period. Under Section 111 of EESA, as amended, and the implementing regulations of the SEC and Treasury, the Corporation and its subsidiaries must comply with certain standards and requirements regarding executive compensation and corporate governance, including a requirement to permit at each annual or other meeting of the Company’s shareholders, a separate shareholder vote to approve, on a non-binding advisory basis, the executive compensation paid by the Corporation for as long as TARP funds remain outstanding.

Legislative and Agency Programs Being Phased Out.    Various recovery programs implemented in connection with legislative and agency efforts described above in response to deteriorating economic conditions during 2007-2009 have either been phased out in 2010 or are in the course of being phased out. For example, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) in October 2008 to (i) guarantee certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009; and (ii) provide unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2009, which was extended to December 31, 2010. The Debt Guarantee Program (“DGP”) component of the TLGP was intended to provide liquidity to the inter-bank lending market and promote stability in the unsecured funding market. Entities issuing guaranteed debt under the DGP were bound by the program’s requirements, which included the payment of assessments that are determined by multiplying the amount of FDIC-guaranteed debt times the term of the debt (expressed in years) times an annualized assessment rate.

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLGP, non-interest bearing transaction accounts were fully insured through December 31, 2010. Non-interest bearing transaction accounts are generally defined as any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. However, for purposes of the TAGP, the FDIC included in the definition of noninterest-bearing transaction account: (i) accounts commonly known as Interest on Lawyers Trust Accounts (“IOLTAs”) and functionally equivalent accounts; and (ii) NOW accounts with interest rates no higher than 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010 for which the insured depository institution at which the account is held has committed to maintain the interest rate at or below 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010. As a participant in the TAGP, the Bank was bound by the requirements of the program, including the quarterly payment of an annualized assessment, depending on its risk category, on any deposit amounts exceeding the deposit insurance limit of $250,000. For a discussion on deposit insurance assessment requirements applicable to the Bank, see “ Bank Regulation—Insurance of Deposit Accounts.”

Effective January 1, 2011, and as a result of the Dodd-Frank Act (discussed below), the FDIC offers a temporary modified program that provides full deposit insurance coverage for noninterest-bearing transaction accounts for a two-year period ending December 31, 2012. The new law applies to all insured depository institutions and, unlike the TAGP, no opt outs are permitted and neither low-interest NOW accounts nor IOLTAs are covered. There is no separate assessment applicable on these covered accounts but all institutions are required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC’s exposure under this program.

Dodd-Frank Act.    On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on corporate demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

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

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the Company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The new bureau would have broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer financial products or services, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, while depository institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Small Business Act of 2010.    As part of the Small Business Act of 2010, the Small Business Lending Fund (the “SBLF”) was created within the Treasury Department. Under the program, the SBLF will buy preferred shares from banks, with the rate of return on these shares directly tied to the increase in small business lending undertaken at the bank. To date, the Bank has not elected to participate in the SBLF.

Federal Securities Laws.    The Corporation’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the Corporation is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Listing on Nasdaq.    The Corporation’s common stock is listed on the Nasdaq Global Market. In order to maintain such listing, the Corporation is subject to certain corporate governance requirements, including:

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

Sarbanes-Oxley Act of 2002.    As a public company, the Corporation is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing including:

•                  auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•                  additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•                  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s regulator and the FDIC; the Corporation’s assessment of internal control over financial reports is included in Part II, Item 9A of this 10-K;

•                  a requirement that an independent accountant for a large accelerated filer or accelerated filer must provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting; pursuant to a permanent exemption granted under the Dodd-Frank Act for smaller reporting companies, the Corporation is not subject to the independent accountant attestation requirement;

•                  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies, including how they interact with the company’s independent auditors; and

•                  a range of enhanced disclosure requirements as well as penalties for fraud and other violations.

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

ITEM 1A.    RISK FACTORS

The Bank is subject to periodic joint examinations by the FDIC and TDFI and the Corporation is subject to periodic inspections by the Federal Reserve Bank. The Bank entered into a Consent Order with the FDIC, effective May 25, 2011, that imposes certain restrictions and limitations on our business, operations, financial condition, results of operations and the value of our common stock.

A joint examination of the Bank by the FDIC and TDFI occurred from August 2, 2010 to September 3, 2010 and the Federal Reserve Bank of Atlanta has recently commenced a regular inspection of the Bank. As a result of the Bank examination, the Bank was deemed to be in troubled condition as of March 17, 2011. Accordingly, the Bank and Corporation are now subject to certain restrictions and limitations, which include seeking prior regulatory written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer’s responsibilities. Moreover, the Bank and the Corporation are subject to restrictions under the FDIC’s Golden Parachute and Indemnification Regulation, which generally preclude entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank is unable to bid on any failed banks from the FDIC.

Based upon the Bank examination, we were advised that the FDIC and TDFI will be seeking formal enforcement actions against the Bank. Effective as of May 25, 2011, the Bank became subject to a Consent Order with the FDIC.  A similar written agreement with the TDFI is expected.  Among other things, the Consent Order requires the Bank to increase its capital ratios to meet certain targets by December 31, 2011, improve asset quality, increase earnings, improve liquidity, improve sensitivity to market risk, meet increased capital adequacy requirements, dispose of certain assets and liabilities within a prescribed period of time, develop a strategic plan governing the Bank’s future operations, and address potential regulatory violations as well as management’s performance in addressing the foregoing perceived deficiencies.

The terms of the Consent Order impose certain restrictions and limitations on our business, operations, financial condition and results of operations, which may negatively affect the value of our common stock.  Failure to comply with the terms of the Consent Order could lead to additional enforcement actions taken against the Bank or ultimately, a termination of the Bank’s deposit insurance, if the FDIC finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

As of February 9, 2011 and March 1, 2011, we were approved by the Federal Reserve Bank to make dividend payments on our Series A Preferred Stock that were due on February 15, 2011 and distributions for our outstanding trust preferred securities that were due on March 15, 2011 and March 31, 2011. However, the Federal Reserve Bank advised the Corporation that approval of future payments will be dependent upon noticeable improvement in the Corporation’s consolidated financial condition and performance as determined by the Bank’s primary regulators and the Federal Reserve Bank. Based upon the Bank’s recent examination findings, we can provide no assurance, however, that the Federal Reserve Bank will approve future dividend and distribution payments on these securities.

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

Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC Board recently approved a final rule that implements a new deposit insurance assessment system for insured depository institutions. Among other things, the new assessment structure modifies an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. The new assessment base would be larger than the current base, however the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessments rates, after adjustments, to a range between 2.5 and 45 basis points depending on an institution’s risk category, subject to progressively lower rates as the DIF reserve ratio reaches certain milestones. Importantly, the final rule retains flexibility for the FDIC Board to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, subject to limitations providing that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates. The impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Corporation’s liquidity and financial results in future periods.

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

•                  Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets; and

•                  Our ability to borrow from other financial institutions on favorable terms or at all, or to raise capital, could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deterioration in investor expectations and changes in the FDIC’s resolution authority or practices.

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

The agreements that we entered into in connection with our participation in the TARP CPP required us to adopt Treasury’s standards for executive compensation and corporate governance while Treasury holds the equity issued pursuant to the TARP CPP. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

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

The compensation and corporate governance standards and requirements of Section 111 of EESA, as amended by the ARRA, are set forth in the implementing regulations of the Treasury and SEC, which further expand the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and the ARRA. These rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives; require a “say on pay” vote at annual shareholders’ meetings; and restrict stock or stock units granted to executives that may vest or become transferable.

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

The Corporation participates in the TARP CPP. Congress and the bank regulators have encouraged recipients of capital under the TARP CPP to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Recipients of TARP CPP capital are subject to Congressional and regulatory demands for additional lending and requirements that they demonstrate and report such lending. Specific lending requirements are unclear and uncertain, and the Bank could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

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

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

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

Our ability to utilize certain net operating losses (“NOLs”) may be limited under Section 382 of the Internal Revenue Code and certain state and federal law provisions.

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

We are currently authorized to issue 20,000,000 shares of common stock, of which 12,194,884 shares were issued and outstanding as of December 31, 2010, and 1,000,000 shares of preferred stock, of which 30,000 shares of Series A Preferred Stock were issued and outstanding as of December 31, 2010. To maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time, without any action by or a vote of our shareholders, to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. In addition, the sale of securities issued under our 2007 Equity Plan may dilute our shareholders’ ownership interest as a shareholder and the market price of our common stock. New investors in other equity securities issued by us in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

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

Further, we derive our income solely from dividends on the shares of common stock of the Bank, and the Bank’s ability to declare and pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. Accordingly, no assurances can be given that we will declare any dividend or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future. Any future determination as to the payment of dividends on our common stock will be made by our board of directors in its discretion, subject to applicable regulatory and contractual limitations, and will depend upon our earnings, financial condition, capital requirements and other relevant factors. Investors in shares of our common stock must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a gain on their investment.

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

The Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of such matters should not have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock has been listed on The NASDAQ Global Market since June 2006. The number of shareholders of record at March 1, 2011, was 365. The table below shows the quarterly range of high and low sale prices for the Corporation’s common stock during the fiscal years 2010 and 2009.

Year		High	Low

2009	First Quarter	$11.74	$5.43
	Second Quarter	$9.39	$4.76
	Third Quarter	$5.70	$4.00
	Fourth Quarter	$6.00	$3.07

2010	First Quarter	$8.18	$3.96
	Second Quarter	$11.15	$6.40
	Third Quarter	$7.33	$3.91
	Fourth Quarter	$4.95	$3.68

Dividends

The Corporation has never declared or paid dividends on its common stock. The payment of cash dividends is subject to the discretion of the Board of Directors, the Bank’s ability to pay dividends and the priority of holders of the Corporation’s subordinated debentures and Series A Preferred Stock. The Bank’s ability to pay dividends is also restricted by applicable regulatory requirements. For more information on these restrictions, see ITEM 1 “BUSINESS—Supervision and Regulation—Payment of Dividends” of this Annual Report on Form 10-K. No assurances can be given that any dividend will be declared or, if declared, what the amount of such dividend would be or whether such dividends would continue in the future.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K:

(Dollars in thousands except share data)	2010	2009	2008	2007	2006
Operating Data:
Total interest income	$81,378	$81,108	$75,978	$62,206	$41,245
Total interest expense	28,873	36,192	41,027	34,934	21,868
Net interest income	52,505	44,916	34,951	27,272	19,377
Provision for loan losses	(20,011)	(31,039)	(9,111)	(6,350)	(4,350)
Net interest income after provision for loan losses	32,494	13,877	25,840	20,922	15,027
Non-interest income:
Investment securities gains	887	1,118	447	26	—
Gain (loss) on sale of loans	917	(1,928)	3,750	2,687	2,025
Other income (loss)	579	(747)	97	167	(262)
Non-interest expense	(29,665)	(21,305)	(17,608)	(13,263)	(9,056)
Income (Loss) before income taxes	5,212	(8,985)	12,526	10,539	7,734
Income tax (expense) benefit	(1,768)	3,407	(4,772)	(3,643)	(2,985)

Net income (loss)	3,444	(5,578)	7,754	6,896	4,749
CPP preferred dividends	(1,500)	(1,546)	—	—	—

Net income (loss) available to common shareholders	$1,944	$(7,124)	$7,754	$6,896	$4,749

Per Share Data:
Net income, basic	$0.24	$(1.50)	$1.64	$1.49	$1.24
Net income, diluted	0.24	(1.50)	1.60	1.41	1.14
Book value	$9.79	$17.05	$21.50	$13.36	$11.51

Financial Condition Data:
Assets	$1,453,166	$1,383,432	$1,218,084	$900,153	$623,518
Loans, net	1,208,348	1,151,388	1,023,271	784,001	538,550
Investments	127,650	93,668	101,290	73,753	56,943
Cash and due from financial institutions	6,521	22,864	5,260	5,236	177
Federal funds sold	14,214	15,010	35,538	9,573	13,820
Premises and equipment, net	2,335	1,967	2,330	1,413	1,633
Deposits	1,299,051	1,242,542	1,069,143	815,053	560,567
Federal funds purchased	—	—	—	2,000	—
Long-term debt	25,421	23,198	23,198	8,248	8,248
Other liabilities	9,357	21,400	15,100	11,592	3,479
Shareholders’ equity	$119,337	$96,292	$101,747	$63,121	$51,224

Selected Ratios:
Overhead ratio(1)	2.11%	1.63%	1.52%	1.76%	1.80%
Efficiency ratio(2)	54.05	49.14	44.87	43.99	42.84
Net yield on earning assets	6.27	6.62	7.45	8.50	8.46
Cost of funds	2.24	3.00	4.16	5.18	4.94
Net Interest margin	4.05	3.66	3.43	3.72	3.98
Operating expenses to average earning assets	2.29	1.74	1.73	1.81	1.86
Return on average assets	0.14	(0.54)	0.73	0.91	0.95
Return on average common equity	2.50	(10.86)	11.34	12.13	12.68
Average common equity to average assets	5.52	5.02	6.48	7.53	7.46
Ratio of nonperforming assets to average assets(3)	4.18	1.63	3.42	1.14	0.94
Ratio of allowance for loan losses to average assets	1.52	1.52	1.27	1.37	1.39
Ratio of allowance for loan losses to nonperforming assets(3)	36.49%	93.52%	37.21%	119.04%	146.91%

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results and financial condition, the impact of recent developments in the financial services industry, and recently adopted accounting standards, fair value measurements, allowance for loan losses, Business Bank strategy, dividends, management’s review of the loan portfolio, loan classifications, interest rate risk, economic value of equity model, loan sale transactions, liquidity, legislation and regulations affecting banks or bank holding companies, rate sensitivity gap analysis, maturities of debt securities, growth of our market area, the impact of the economic environment, competition for loans, hiring of employees, ratio of assets per employee, accessing the wholesale deposit market by means of an electronic bulletin board, engagement of deposit brokers, cost of funds, loan loss reserve, capital adequacy, informal corrective actions, interest-only strips receivable, servicing assets and liabilities, available-for-sale securities, maturities of time deposits, commitments to extend credit, tax benefits and credits, net operating loss carry-forward, and our future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of commercial and industrial loans, our concentration of credit exposure to borrowers in the transportation industry, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our allowance for loan losses, the impact of our non-performing assets, informal or formal enforcement actions to which we may become subject, the prepayment of FDIC insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the potential disposition of collateral upon foreclosure with respect to our national market funding outside of the Nashville MSA, the execution of our business strategies, competition from financial institutions and other financial service providers, changes in interest rates, the impact of seasonal factors, the impact of market conditions, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to satisfy lending goals of the TARP CPP, changes to the TARP CPP program and rules applicable to TARP recipients, enforcement actions by our regulators, the soundness of other financial institutions, our ability to utilize certain net operating losses, and other factors detailed from time to time in our press releases and filings with the SEC. We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands except share data in this Item 7.)

The results of operations for the year 2010 compared to 2009 reflected a 127.29% increase in net income (loss) available to shareholders and a 116.0% increase in diluted earnings per share. The increase in earnings resulted primarily from a decreased provision for loan losses as well as a reduction of interest expense. The net interest margin for 2010 was 4.05% compared to 3.66% for 2009. The year 2010 reflected the Bank’s management of asset growth, increasing by $69,734 or 5.04% from $1,383,432 at December 31, 2009 to $1,453,166 at December 31, 2010. Net loans increased by 4.95% or $56,960 from December 31, 2009 to December 31, 2010, while total deposits increased by 4.55% or $56,509 during that same period.

The Corporation’s growth in assets was a result of growth in the market area and effective marketing. The improvement in results including net income available to common shareholders and earnings per share was a result of the business focus of the Bank. From 2000 to 2010, the Bank’s market area experienced explosive growth. In Williamson County, demographic information shows a 44.86% growth in the number of households from 2000 to 2010. Estimates from SNL Financial LC show that by 2015 the number of households in this county will have grown by another 17.83%. Although estimates of growth are not guaranteed and actual growth may be affected by factors beyond the Corporation’s control, management believes that the projected growth of the Bank’s market area will positively impact the Bank’s future growth.

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

The Business Bank operating strategy has enabled management to focus on managing results. Rather than focusing on building a multi-branch infrastructure including hiring and construction of buildings, management focuses on managing net interest margin aggressively and controlling non-interest expense. This has resulted in a 0.07 basis point or a 1.76% increase in the net interest margin from 2006 to 2010. Non-interest expense is controlled by efficiently staffing the Bank’s operations. In 2010, that resulted in $14,678 in assets per employee at year end. Management believes that the Business Bank operating strategy will continue to be an effective model in the future.

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

During 2010, the Federal Reserve Open Market Committee (“FOMC”) maintained the federal funds target rate, which is the interest rate at which depository institutions lend balances to each other overnight, at zero to twenty-five basis points. During 2010, $48,186 of the Corporation’s net loan growth occurred in real estate loans, which are comprised of non-owner occupied, owner occupied and multi-family. Management expects to continue its practice of competing for loans based on providing superior service rather than the lowest price.

Net interest income for 2010 was $52,505 compared to $44,916 for 2009, a gain of $7,589 or 16.90%. The increase in net interest income was largely attributable to a reduction in interest expense. Interest expense on deposits decreased from $34,213 at December 31, 2009 to $27,162 for the 12 months ended December 31, 2010, a decrease of $7,051 or 20.61% while total deposits increased $56,509 or 4.55% for the same period. Net interest income was also impacted by a 17.72% decrease in the Bank’s indirect funding program for small transactions. These loans, which are purchased at a minimum rate of 8%, decreased from $166,969 at year-end 2009 to $137,376 at the end of 2010.

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

The net interest margin increased from 3.66% in 2009 to 4.05% in 2010 because the yield on earning assets decreased less than the cost of funds. Interest income increased by $270, or 0.33%, from $81,108 in 2009 to $81,378 in 2010. Average earning assets increased from $1,224,775 in 2009 to $1,297,316 in 2010, an increase of $72,541 or 5.92%. The increase in earning assets was a result of loan growth. Average loans increased $69,586 or 6.24% from 2009 to 2010. The average yield on earning assets decreased from 6.62% in 2009 to 6.27% in 2010, or 35 basis points. The decrease in the Bank’s average securities portfolio unfavorably impacted the average yield on earning assets. The average yield on this type of asset in 2010 was 3.65%. The average federal funds sold increased 226.06% from $5,955 at year-end 2009 to $19,417 in 2010. Interest expense decreased from $36,192 in 2009 to $28,873 in 2010. The decrease of $7,319, or 20.22%, in interest expense was a result of a lower cost of funds. Average deposits increased from $1,157,759 in 2009 to $1,251,656 in 2010, an increase of $93,897 or 8.11%. The cost of funds decreased from 3.00% in 2009 to 2.24% in 2010, or 76 basis points.

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

Allowance for Loan Losses and Provision for Loan Losses—The allowance for loan losses represents the Corporation’s estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: the ongoing review and grading of the loan portfolio; consideration of the Corporation’s and relevant banking industry’s past loan loss experience; trends in past-due and nonperforming loans; risk characteristics of the various classifications of loans; existing economic conditions; the fair value of underlying collateral; the size and diversity of individual large credits; and other qualitative and quantitative factors that could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the Corporation’s historical loss experience and additional qualitative factors for various issues. Additionally, an allocation of reserves is established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

The Corporation’s allowance for loan loss methodology is based on generally accepted accounting principles (“GAAP”). Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Corporation’s control, including the performance of the Corporation’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The additions to our allowance for loans losses would be made through increased provisions for loan losses and would negatively affect our results of operations.

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

An analysis of the Bank’s loss experience is furnished in the following table for December 31, 2010, 2009, 2008, 2007 and 2006, and the years then ended:

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

The Bank earned $31 in mortgage origination fees in 2009 and none in 2010, primarily as a result of management’s decision to cease mortgage loan originations for sale in the secondary market.

The Bank gained $917 in 2010 on a series of loan sale transactions, compared to a loss of $1,928 in 2009. In addition to lending in the local marketplace, the Bank provides collateral-based loans to business borrowers in other states through two types of indirect funding programs. Management has identified a network of community banks eager to purchase quality assets. Management has installed appropriate systems and a process to sell assets to other banks located in slower growing markets and believes that loan sales will be a recurring source of revenue. The Bank’s gains on sales of securities decreased by $231, or 20.66% from $1,118 in 2009 to $887 in 2010.

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

Income Taxes—The Corporation’s effective tax rate in 2010 was 33.92% compared to 37.92% in 2009 and 38.10% in 2008. Management anticipates that tax rates in future years will approximate the rates paid in 2010.

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

Total average deposits in 2009 were $1,157,759, an increase of $208,754, or 22.00% over the total average deposits of $949,005 in 2008. Average non-interest bearing deposits increased by $1,028, or 4.40%, from $23,344 in 2008 to $24,372 in 2009. Average savings deposits increased by $85,979 from $6,531 in 2008 to $92,510 in 2009. Average purchased deposits increased by $79,888, or 17.56%, from $455,054 in 2008 to $534,942 in 2009. The average rate paid on purchased deposits in 2009 was 3.29% compared to 4.50% in 2008. Purchased Time Deposit funding represented 42.36% of total funding in 2009 compared to 47.95% in 2008. As a result of regulatory actions, the Bank could be required to limit its use of Purchased Time Deposits in the future, which could impact the Bank’s liquidity.

Information regarding the Corporation’s return on assets, return on equity and equity to asset ratio is located in Item 6 of this Annual Report on Form 10-K.

Loan Policy—Lending activity is conducted under guidelines defined in the Bank’s Loan Policy. The Loan Policy establishes guidelines for analyzing financial transactions including an evaluation of a borrower’s credit history, repayment capacity, collateral value, and cash flow. Loans may be at a fixed or variable rate, with the maximum maturity of fixed rate loans set at five years.

All lending activities of the Bank are under the direct supervision and control of the Direct Loan Committee, the Indirect Loan Committee, the President’s Committee and, in some cases, the full Board of Directors of the Bank. The Direct and Indirect Loan Committees are chaired by senior lenders John Burton and Doug Rogers, respectively. The Chief Credit Officer and the Chief Operating Officer serve as permanent members of both committees. These two committees approve any new loans in an amount up to 15% of Tier I Capital. Any new loan in an amount equal to or above $5,000 is sent for approval to the President’s Loan Committee, which is chaired by Chairman/CEO/President Mike Sapp and consists of the members of the Direct or Indirect Loan Committees and the Senior Vice President of Risk Management. The Bank’s Board of Directors must ratify all proposed extensions of credit made by management that are in excess of $10,000. In addition, the full Board must approve all extensions of credit to the Bank’s directors, executive officers and their related parties.

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

The maintenance of an adequate loan loss reserve is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to monitor the adequacy of the loan loss reserve in accordance with GAAP, the Bank’s stated policies and procedures, and regulatory guidance. Quantification of the level of reserve which is prudently conservative, but not excessive, involves a high degree of judgment.

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

The provision for loan losses for 2010 was $20,011, a decrease of $11,028 over the $31,039 provision for 2009. In 2010, expenses reflected the impact of $18,461 in net charge-offs during the year and the incremental provision required as a result of the $56,960 increase in loan volume. The Bank’s provision for loan losses is subject to increase as a result of management’s determination or if directed by regulators for prior periods as a result of ongoing regulatory examinations.

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

Average Balance Sheets, Net Interest Income and Changes in Interest Income and Interest Expense

The following tables present the average yearly balances of each principal category of assets, liabilities and shareholders’ equity of the Corporation and the Bank. The tables are presented on a taxable equivalent basis, as applicable.

	Twelve Months Ended December 31, 2010
(Dollars in thousands)	Average Balance	Interest	Average Rate
ASSETS

Interest earning assets
Securities
Taxable(1)	$92,320	$3,387	3.65%
Tax-exempt	—	—	—
Total Securities	92,320	3,387	3.65%

Loans(2)(3)	1,185,579	77,920	6.57%
Federal funds sold	19,417	71	0.37%
Total interest earning assets	1,297,316	81,378	6.27%

Non-interest earning assets
Cash and due from banks	13,268
Net fixed assets and equipment	2,235
Accrued interest and other assets	95,480

Total assets	$1,408,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	$1,227,550	$27,162	2.21%
Federal funds purchased	6,369	21	0.33%
Subordinated debt and other borrowings	31,580	1,690	5.35%
Total interest-bearing liabilities	1,265,499	28,873	2.28%

Non-interest bearing liabilities
Non-interest bearing demand deposits	24,106
Other liabilities	10,789
Shareholders’ equity	107,905

Total liabilities and shareholders’ equity	$1,408,299

Net interest spread	3.99%

Net interest margin	4.05%

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

The Bank’s investment portfolio at December 31, 2010, 2009 and 2008 consisted of the following:

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

The following table reflects the composition of the Bank’s loan portfolio by type at December 31 of the years presented:

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

The following table reflects the composition of the Bank’s commercial loan portfolio by sourcing program type at December 31 of the years presented:

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

At December 31, 2010, the Bank had outstanding loan commitments of $98.67 million. The Corporation monitors the Bank’s liquidity position and expects to have sufficient funds to meet its current funding commitments.

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

The Corporation and the Bank are required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. Certain ratios for the Corporation and the Bank for 2010 and 2009 are set forth below:

	Capital Level Meeting Regulatory Definition of	Corporation		Bank
	“Well Capitalized”	2010	2009	2010	2009
	(%)	(%)	(%)	(%)	(%)
Tier I Capital Ratio	6.00	11.37	9.57	10.05	9.37

Total Risk-Based Ratio	10.00	12.62	10.83	11.30	10.63

Leverage Ratio	5.00	9.94	8.93	8.80	8.74

Based solely on analysis of federal banking regulatory categories, on December 31, 2010 the Corporation and the Bank both fell within the “well capitalized” categories under the regulations.

The TDFI and the FDIC performed a regularly scheduled joint examination of the Bank from August 2, 2010 to September 3, 2010, and a Joint Report of Examination was issued to the Bank on March 17, 2011.

During the course of the Bank examination, management of the Bank cooperated with and actively engaged in dialogue with the FDIC and TDFI on various issues raised during the examination, including the classification of loans and the adequacy of the Bank’s allowance for loan and lease losses. Following the examination, the TDFI and FDIC informed the Bank that they will each be seeking enforcement actions against the Bank. Effective as of May 25, 2011, the Bank became subject to a Consent Order with the FDIC.  For more information about the scope and terms of the Consent Order, see the discussion in “Bank Regulation——Enforcement” above.  The TDFI has indicated that it intends to issue and enter into a separate written agreement with the Bank, which is expected to largely mirror the Consent Order entered into by the Bank with the FDIC.

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

(1)                                  Excludes interest.

Recent Accounting Pronouncements

Accounting Standards Updates are located starting on page F-12, within Note 1 to the Corporation’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The model measures scheduled maturities in periods of three months, four to 12 months, one to five years and over five years. The chart below illustrates the Corporation’s rate sensitive position at December 31, 2010. Management uses the one year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)	Floating	1–3 Months	4–12 Months	1–5 Years	Over 5 years	Total
Maturities:
Interest-Earnings Assets
Federal funds sold	$—	$14,214	$—	$—	$—	$14,214

Securities
U.S. government agencies	—	(146)	(441)	(2,533)	25,276	22,156
U.S. Treasuries	—	(264)	(806)	(4,632)	76,248	70,546
Corporate bonds	—	7	16	100	34,825	34,948
Total securities	—	(403)	(1,231)	(7,065)	136,349	127,650

Total loans	—	171,122	400,342	586,682	71,665	1,229,811

Total interest-earning assets	—	184,933	399,111	579,617	208,014	1,371,675

Other assets	—	—	—	—	81,491	81,491

Total assets	—	184,933	399,111	579,617	289,505	1,453,166

Interest-bearing liabilities
Deposits
Interest checking	$—	$421	$1,069	$2,745	$956	$5,191
Money market and savings	—	37,488	86,386	183,009	57,606	364,489
Time deposits	—	172,595	279,369	446,920	5,001	903,885
Total deposits	—	210,504	366,824	632,674	63,563	1,273,565

Federal funds purchased

Short-term debt	—	—	—	—	—	—

Subordinated debt and other borrowings	—	—	—	2,223	23,198	25,421

Total interest-bearing liabilities	—	210,504	366,824	634,897	86,761	1,298,986

Other liabilities	—	—	—	—	34,843	34,843
Shareholders’ equity	—	—	—	—	119,337	119,337

Total liabilities and shareholders’ equity	$—	$210,504	$366,824	$634,897	$240,941	$1,453,166

Rate sensitive gap by period	$—	$(25,571)	$32,287	$(55,280)	$121,253

Cumulative gap		$(25,571)	$6,716	$(48,564)	$72,689

Cumulative gap as a percentage of total assets		(1.76)%	0.46%	(3.34)%	5.00%

Rate sensitive assets / rate sensitive liabilities (cumulative)	—	0.88	1.01	0.96	1.06

In 2010, the FOMC maintained the federal funds target rate at zero to twenty-five basis points. As of December 31, 2010, the Corporation was positioned for an increasing rate environment with assets re-pricing more rapidly than liabilities. At year-end 2010, the Corporation’s one-year ratio was 1.01.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures, as defined in Rule 13a-15(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer. The Corporation carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure control and procedures were effective in ensuring that information required to be disclosed in the reports that the Corporation files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Corporation has included a report of management’s assessment of the design and operating effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K. Management’s report is included with the 2010 consolidated financial statements in Item 8 of this Annual Report on Form 10-K under the caption entitled “Management’s Report on Internal Control Over Financial Reporting.”

This Annual Report on Form 10-K does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to amendments to Section 404 of the Sarbanes-Oxley Act of 2002, as a result of a permanent exemption granted under Section 989G of the Dodd-Frank Act.

b)    Changes in Internal Controls and Procedures. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information relating to our directors is incorporated by reference to the information contained under the caption “Proposal 1: Election of Directors” included in our proxy statement relating to our 2011 annual meeting of shareholders.

Executive Officers

Information relating to our executive officers is incorporated by reference to the information contained under the caption “Executive Officers” included in our proxy statement relating to our 2011 annual meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information contained under the caption “General Information—Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2011 annual meeting of shareholders.

Code of Ethics

Information with respect to our Code of Ethics is incorporated by reference to the information contained under the caption “Corporate Governance—Code of Ethics” included in our proxy statement relating to our 2011 annual meeting of shareholders.

Shareholder Nominees

Information with respect to procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the information contained under the caption “Corporate Governance—Shareholders Nomination of Directors” included in our proxy statement relating to our 2011 annual meeting of shareholders.

Audit and Compliance Committee

Information relating to the Audit and Compliance Committee is incorporated by reference to the information contained under the caption “Audit Committee Report” included in our proxy statement relating to our 2011 annual meeting of shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding the Executive Compensation is incorporated by reference to the information contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” included in our proxy statement relating to our 2011 annual meeting of shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” included in our proxy statement relating to our 2011 annual meeting of shareholders.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence” included in our proxy statement relating to our 2011 annual meeting of shareholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference to the information contained under the caption “Proposal 2: Ratification of the Appointment of Independent Registered Accounting Firm” included in our proxy statement relating to our 2011 annual meeting of shareholders.

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

10.18	Supplemental Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp.(11)(13)
10.19	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan(12)(13)
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*
99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

*                                         Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 18, 2011 and incorporated herein by reference.

**                                  Filed herewith.

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

TENNESSEE COMMERCE BANCORP, INC.

By:	/s/ Michael R. Sapp
Michael R. Sapp, Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	June 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ H. Lamar Cox	By:	/s/ Paul W. Dierksen
	H. Lamar Cox, Chief Operating Officer and Director		Paul W. Dierksen, Director
Date:	June 1, 2011	Date:	June 1, 2011

By:	/s/ Dennis L. Grimaud	By:	/s/ Arthur F. Helf
	Dennis L. Grimaud, Director		Arthur F. Helf, Director
Date:	June 1, 2011	Date:	June 1, 2011

By:	/s/ William W. McInnes	By:	/s/ Thomas R. Miller
	William W. McInnes, Director		Thomas R. Miller, Director
Date:	June 1, 2011	Date:	June 1, 2011

By:	/s/ Darrel Reifschneider	By:	/s/ Michael R. Sapp
	Darrel Reifschneider, Director		Michael R. Sapp, Chairman, Chief Executive Officer and Director
Date:	June 1, 2011
		Date:	June 1, 2011

		By:	/s/ Frank Perez
Frank Perez, Chief Financial Officer (Principal
Financial and Accounting Officer)
		Date:	June 1, 2011

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

Management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Corporation’s system of internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Tennessee Commerce Bancorp, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Tennessee Commerce Bancorp, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our report dated April 15, 2011, we expressed an opinion that, except for an uncertainty related to the adequacy of the Company’s allowance for loan losses resulting from an unfinished regulatory examination, the 2010 consolidated financial statements presented fairly, in all material respects, the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  As described in Note 12 to the financial statements, the Company has agreed to a formal Consent Order (the “Order”) with the Federal Deposit Insurance Corporation that eliminates uncertainties related to potential adjustments to the Company’s allowance for loan losses.  Accordingly, our present opinion on the 2010 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above, as restated by amendment of Note 12 to the financial statements, present fairly, in all material respects, the financial position of Tennessee Commerce Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Nashville, Tennessee

April 15, 2011, except for Note 12

as to which the date is June 1, 2011

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in thousands, except per share data)	2010	2009
ASSETS
Cash and due from banks	$6,521	$22,864
Federal funds sold	14,214	15,010
Cash and cash equivalents	20,735	37,874

Securities available for sale	127,650	93,668

Loans	1,229,811	1,171,301
Allowance for loan losses	(21,463)	(19,913)
Net loans	1,208,348	1,151,388

Premises and equipment, net	2,335	1,967
Accrued interest receivable	8,746	9,711
Restricted equity securities	2,459	2,169
Income tax receivable	418	68
Bank-owned life insurance	27,969	25,673
Other real estate owned	2,888	814
Reposessions	30,635	36,951
Other assets	20,983	23,149

Total assets	$1,453,166	$1,383,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$25,486	$30,111
Interest-bearing	1,273,565	1,212,431
Total deposits	1,299,051	1,242,542

Accrued interest payable	1,408	1,430
Accrued dividend payable	187	187
Short-term borrowings	—	14,000
Other liabilities	7,762	5,783
Long-term subordinated debt and other borrowings	25,421	23,198
Total liabilities	1,333,829	1,287,140
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at December 31, 2010 and December 31, 2009	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at December 31, 2010 and at December 31, 2009; 12,194,884 and 5,646,368 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	6,097	2,823
Common stock warrant	453	453
Additional paid-in capital	84,391	63,247
Retained earnings	18,000	16,056
Accumulated other comprehensive loss	(4,604)	(1,287)
Total shareholders’ equity	119,337	96,292

Total liabilities and shareholders’ equity	$1,453,166	$1,383,432

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

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Tax Leases:    Tax leases comprised approximately $112,543,000 and $74,596,000 of loans on the consolidated balance sheets at December 31, 2010 and 2009, respectively. In accordance with FASB ASC 860, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FASB ASC 860”), at the time of investment, the tax lease asset is recorded along with unearned interest income followed by periodic journal entries to record the interest income and maintain an accurate representation of the investment balance. The current balance is part of “Loans” on the consolidated balance sheets and as “Tax leases” on the summary of loans in Note 3.

Allowance for Loan Losses:    In accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”, the allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations and trends in historical loss experience, impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with the regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. The allowance is increased by the provision for loan losses and reduced by charge-offs, net of recoveries.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience and adjusted for current factors including the economic environment.

Management considers a loan to be impaired when, based on current information and events, it is determined that the Corporation will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, when foreclosure is probable. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. Further information regarding the Corporation’s policies and methodology used to estimate the allowance for possible loan losses is presented in Note 4—Allowance for Loan Losses.

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

Other Real Estate and Repossessed Assets:    Real estate acquired by foreclosure is carried at the lower of the recorded investment in the property or its fair value, less costs to sell, at the date of foreclosure, determined by appraisal. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. Subsequent costs are expensed as they occur after any

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

re-acquisitions. Other real estate owned is included on the balance sheet, with a carrying value of approximately $2,888,000 and $814,000 at December 31, 2010 and 2009, respectively. Repossessed assets acquired by foreclosure are carried at the lower of the recorded investment in the asset or its estimated fair value. Declines in value indicated by reappraisals as well as losses resulting from disposition are charged to operations. These repossessed assets are either disposed of by the Bank or sold to TCB for disposition. Subsequent costs are expensed as they occur after any re-acquisitions. The Bank’s repossessions are included on the balance sheet, with a carrying value of approximately $23,326,000 and $27,169,000 in 2010 and 2009, respectively. If a repossession of the Bank is not resold within the six month holding period allowed by Tennessee law, it is purchased by TCB at fair market value. The sole purpose of TCB is the disposition of assets repossessed by the Bank after the six-month holding period. At December 31, 2010 and 2009, TCB carried approximately $7,309,000 and $9,782,000, respectively. These assets are included in repossessions on the balance sheet.

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

When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. If quotes are not available for interests that continue to be held by the transferor, the Bank estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses and discount rates commensurate with the risks involved.

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

The Corporation initially measures all separately recognized servicing assets and servicing liabilities at fair value. The Corporation subsequently measures such assets and liabilities using either the amortization method, where it amortizes servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, where it measures servicing assets or servicing liabilities at fair value at each reporting date. The Corporation reports fair value changes in its earnings during the period in which they occur. Because of the nature of our servicing assets, quoted market prices may not be available, prohibiting the Corporation from using the fair value method. Therefore, if no quoted market prices are available, the Corporation uses the amortization method. The Corporation assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. After considering costs to service, the Corporation generally values the servicing assets at approximately 0.20% of the assets’ fair value. The adoption of FASB ASC 860, “Accounting for Servicing of Financial Assets” (“FASB ASC 860”), did not have a material effect on the valuation of the Corporation’s servicing assets or servicing liabilities for the year ended December 31, 2010.

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

Stock-Based Compensation:    Compensation expense for stock options and non-vested stock awards is based on the fair value of the award on the measurement date, which, for the Corporation, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards and deferred stock units is generally the market price of the Corporation’s common stock on the date of grant. Some amounts have been reclassified to be comparable to current year presentation.

In June of 2007, the Tennessee Commerce Bancorp, Inc. 2007 Equity Plan (the “Equity Plan”) was adopted and the Corporation reserved 1,000,000 shares of its common stock to be issued, and not repurchased, in accordance with the provisions of the plan. In 2010, shareholders approved an amendment to the Equity Plan to, among other things, increase the number of shares of Corporation common stock available for award under the Equity Plan to 2,000,000.

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

Fair Value of Financial Instruments:    ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. See Note 14—Fair Values of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments:    While the chief decision-makers monitor the revenue streams of the various products and services, the Corporation does not have any identifiable segments.

Reclassifications:    Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recently Issued Accounting Standards:    In the first quarter of 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements,” which amended FASB ASC Topic 855, “Subsequent Events,” so that companies are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Instead companies must evaluate subsequent events through the date the financial statements are issued.

ASU No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” (“ASU 2009-16”), amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosure related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010. See Note 14 below for more information.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), clarifies that the only forms of an embedded credit derivative that are exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Corporation on July 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

ASU 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.” In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU clarifies that modifications of loans accounted for within a pool under ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, would not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The Company will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This new guidance takes effect for the first interim or annual period ending on or after July 15, 2010, with early adoption permitted. The adoption of this guidance is not expected to significantly impact the Company’s accounting for purchased loans.

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

The Bank had Federal Home Loan Bank (“FHLB”) stock as follows:

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time the Corporation will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Corporation will not have to sell any such securities before a recovery of cost. Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or re-pricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

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

On March 29, 2010, TCB entered into a long-term revolving line of credit with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000,000 at an interest rate of prime plus 1.00% with a floor of 6.25%. The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $2,223,000 under this line of credit at December 31, 2010. The loan is guaranteed by the Corporation and secured by TCB repossessions and the outstanding shares of common stock of TCB.

In May 2009, the Corporation entered into a short-term revolving line of credit with a qualified investor, pursuant to which the qualified investor loaned the Corporation up to $8,750,000 at an interest rate of 5.0%. The maturity date of the loan was January 31, 2011 and the loan was secured by all outstanding shares of the Bank’s common stock. On August 11, 2010, the Corporation paid off the outstanding balance of the loan.

NOTE 8—DEFERRED COMPENSATION PLANS

During 2009, the Bank paid $25,000,000 to purchase single premium bank-owned life insurance policies (“BOLIs”) for three key executives of the Bank. The Bank is the owner and beneficiary of the BOLIs, which serve as investment vehicles that partially offset costs associated with the Bank’s other employee benefit plans. The aggregate cash surrender values of the BOLIs increased by approximately $673,000 in 2009, and $796,000 during 2010, which was recognized as noninterest income. Income from the BOLIs is tax exempt. In June of 2010, the Bank purchased a $1,500,000 Variable Universal Life policy on the CAO. The Bank is the owner and beneficiary of the policy.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEFERRED COMPENSATION PLANS (Continued)

The Bank’s deferred compensation arrangements for its executive officers include split dollar life insurance plans, non-competition agreements and supplemental executive retirements plans (“SERPs”). The estimated present value of future benefits to be paid under the SERP and non-competition agreements are being accrued over the period from the effective date of the agreements through the expected retirement dates of the participants. The expense incurred and amount accrued for these plans for the year ended December 31, 2009 was approximately $84,000 and $158,000 for the year ended December 31, 2010. The Bank froze the current SERP agreement for the Chairman and CEO as of December 31, 2010 so that (i) no additional service or compensation will be credited under the Agreement and (ii) accrued benefits hereunder will be frozen such that no additional benefits (including death benefits under Article 3) will be accrued under the Agreement. Such frozen accrued benefits will be paid in accordance with the terms of the Agreement in a manner consistent with section 409A of the Code. This resulted in a significant cost savings to the Bank. Additionally, the Bank entered into a new agreement with the Chairman and CEO to provide a non-qualified retirement benefit for eight years with payments beginning upon retirement and continuing for eight years. The net result of freezing the existing agreement and entering into a new agreement resulted in a one-time reversal of prior expense of $149,000 and an overall reduction in anticipated future cost related to the original SERP agreement of approximately one million dollars.

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

N/A

180 monthly payments equal to the executive’s accrued benefit as of December 31, 2010.(3)

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

(3)                                  The amount shown assumes termination of employment on or after normal retirement date for a reason other than death. This SERP arrangement also contains (i) an early retirement benefit that vests after ten years of

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEFERRED COMPENSATION PLANS (Continued)

service and pays an amount equal to the accrued benefit at the time of retirement, (ii) a disability benefit which pays an amount equal to the accrued balance at the time of disability, and (iii) a change in control benefit which pays the greater of the present value of the normal retirement benefit or the accrued benefit preceding the change in control. The early retirement and disability benefits are payable over 15 years. The change in control payment is to be made in one lump sum within 30 days of the later of termination of employment or change in control.(4)

The amount shown assumes termination of employment on or after normal retirement date for a reason other than death. This SERP arrangement also contains (i) an early retirement benefit that vests after ten years of service and pays an amount equal to the accrued benefit at the time of retirement, (ii) a disability benefit which pays an amount equal to the accrued balance at the time of disability, and (iii) a change in control benefit which pays the greater of the present value of the normal retirement benefit or the accrued benefit preceding the change in control. The early retirement and disability benefits are payable over eight years. The change in control payment is to be made in one lump sum within 30 days of the later of termination of employment or change in control.

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

The deferred tax liability itemized above as “FASB ASC 860 income adjustments” originated from the transfers of both loans and leases in accordance with FASB ASC 860. For more information on FASB ASC 860 income adjustments, please see the discussion in the section above titled “Tax Leases” in Note 1 on page F-10.

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

NOTE 12—REGULATORY MATTERS (As Restated)

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

The Corporation’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized,” “adequately capitalized,” and “well capitalized.” Based solely on analysis of federal banking regulatory categories, as of December 31, 2010 and 2009, the Corporation and the Bank both fall within the “well capitalized” categories under the applicable regulations.

The Tennessee Department of Financial Institutions (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) performed a regularly scheduled examination of the Bank from August 2, 2010 to September 3, 2010, and delivered its report to the Bank on March 17, 2011. As a result of the examination the Bank has been deemed to be in troubled condition on March 17, 2011. Accordingly, the Bank and Corporation are now subject to certain restrictions and limitations, which include seeking prior regulatory written approval for the appointment of a new director or senior executive officer, or any change in a current senior executive officer’s responsibilities. Moreover, the Bank and the Corporation are subject to restrictions under the FDIC’s Golden Parachute and Indemnification Regulation, which generally preclude entering into and paying certain severance payments to directors and senior executive officers, without prior FDIC approval in the case of the Bank and Federal Reserve Board, and FDIC approval in the case of the Corporation. In addition, the Bank is unable to bid on any failed banks from the FDIC.

Based upon the Bank examination, the FDIC and TDFI advised the Bank that each agency will be seeking formal enforcement actions against the Bank.  Effective as of May 25, 2011, the Bank became subject to a Consent Order with the FDIC.  The TDFI indicated that it intends to issue and enter into a separate written agreement with the Bank, which is expected to largely mirror the Consent Order entered into by the Bank with the FDIC.  The Bank’s entry into the Consent Order with the FDIC ended a period of regulatory uncertainty concerning the adequacy of the Bank’s ALLL following a joint examination of the Bank conducted by the FDIC and TDFI in August 2010.  The Consent Order does not require any specific increase in the Bank’s ALLL and no restatement of the Bank’s or Company’s financial statements is required.  The Consent Order does, however, require that going forward and by December 31, 2011, the Bank achieve and maintain its Tier 1 Leverage Capital ratio at a level equal to or greater than 8.50% of the Bank’s Average Total Assets; its Tier 1 Risk-Based Capital ratio at a level equal to or greater than 10.00% of the Bank’s Total Risk-Weighted Assets; and its Total Risk-Based Capital ratio at a level equal to or greater than 11.50% of the Bank’s Total Risk-Weighted Assets.

Among other terms of the Consent Order, in addition to the capital increase and maintenance requirements described above, the Bank is required to undertake a number of actions or otherwise comply with certain restrictions, which include:

•                  The Bank’s board of directors (“Board”) must establish a committee comprised of at least a majority of non-employee directors charged with the responsibility of ensuring the Bank’s compliance with the Consent Order.

•                  The Bank is restricted from extending any additional credit to or for the benefit of any borrower whose existing credit has been classified Loss by the FDIC or TDFI and is uncollected, or to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off on the books of the Bank and remains uncollected.

•                  The Bank is restricted from extending any additional credit to or for the benefit of any borrower whose extension of credit is classified Doubtful and/or Substandard by the FDIC or TDFI and is uncollected, unless the Bank’s Board has signed a detailed written statement giving reasons why failure to extend such credit would be detrimental to the best interests of the Bank.

•                  To the extent not already done so, the Bank is directed to eliminate from its books, by charge-off or collection, all assets or portions of assets classified Loss by the FDIC or TDFI as a result of their examination of the Bank as of August 2, 2010, and subsequent examinations.

•                  Within certain timeframes prescribed in the Consent Order, the Bank must submit to the FDIC and TDFI a number of written plans, including: (i) a plan to reduce the remaining assets classified Doubtful and Substandard as of August 2, 2010; (ii) a plan for the reduction and collection of delinquent loans; (iii) a written profit plan that includes formal goals and strategies as well as a comprehensive budget for all categories of income and expense for calendar years 2011 and 2012; (iv) a comprehensive strategic plan that contains an assessment of the Bank’s current financial condition and market area, and a description of the operating assumptions that form the basis for major projected income and expense components; (v) prior to increasing its Total Assets by more than 5% during any consecutive 12-month period, the Bank must submit a growth plan that addresses the funding source to support the projected growth as well as the anticipated use of funds; (vi) a plan for systematically reducing and monitoring the Bank’s reliance on volatile liabilities; and (vii) a plan addressing liquidity, the Bank’s relationship of volatile liabilities to temporary investments, and asset/liability management.

•                  The Bank’s Board is required to review, within 90 days after the effective date of the Consent Order and annually thereafter, the Bank’s loan policy and procedures for effectiveness, and shall make all necessary revisions to the policy to strengthen lending procedures and abate additional loan deterioration.

•                  Within a certain timeframe prescribed in the Consent Order, the Bank must correct or address all deficiencies in certain loans listed in the Report of Examination as of August 2, 2010.

•                  The Bank must maintain an adequate ALLL that is consistent with generally accepted accounting principles and supervisory guidance.  Prior to the end of each calendar quarter, the Bank’s Board is required to review the adequacy of the Bank’s ALLL.

•                  The Bank’s Board is directed to increase its participation in the affairs of the Bank by, at a minimum, holding monthly meetings that review and approve: reports of income and expenses; new, overdue, renewed, insider, charged-off, delinquent, nonaccrued, and recovered loans; investment activities; operating policies; and individual committee actions.

•                  The Bank must have and retain qualified management and notify the FDIC and TDFI in writing of any changes in management.

•                  The Bank is restricted from increasing its Total Assets by more than 5% annually.

•                  The Bank must seek the FDIC’s and TDFI’s approval prior to increasing its use of volatile liabilities.

•                  The Bank must retain a bank consultant, acceptable to the FDIC and TDFI, to develop a written analysis and assessment of the Bank’s management and staffing needs.

•                  The Bank is restricted from declaring or paying any cash dividend to its corporate parent without the prior written consent of the FDIC and TDFI.

•                  The Bank is restricted from entering into any new line of business without the prior written consent of the FDIC and TDFI.

•                  The Bank must furnish periodic written progress reports to the FDIC and TDFI detailing the form and manner of any actions taken to secure compliance with the Consent Order and the results thereof.

The Bank has already begun to develop and implement strategies and action plans to meet the requirements.

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—REGULATORY MATTERS (Continued)

The Bank and the Corporation’s capital amounts and ratios at December 31, 2010 and 2009 were as follows:

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

At December 31, 2010, options outstanding had a weighted average remaining contractual term of 4.63 years and an aggregate intrinsic value of $(7,614,000). At December 31, 2010, options exercisable had a weighted average remaining contractual term of 4.03 years and an aggregate intrinsic value of $(6,273,000). During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under the Corporation’s stock option plans was $0, $0 and $136,275, respectively. Of the options to purchase 12,888 shares of common stock granted in 2010, none were forfeited and none vested, leaving 12,888 shares unvested as of December 31, 2010. The fair value of shares vested during 2010, 2009 and 2008 were approximately $276,000, $254,000 and $351,000, respectively.

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

TENNESSEE COMMERCE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bank’s financial instruments at December 31, 2010 and 2009 were as follows:

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

Assets

Securities Available for Sale—Available-for-sale securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, federal funds sold and certain other products. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the 12 months ended December 31, 2010, all of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy with the exception of other securities, which are classified within Level 3 of the valuation hierarchy.

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

Interest-Only Strips—When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also retain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. Quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses and discount rates commensurate with the risks involved. At December 31, 2010, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

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

Bank-Owned Life Insurance—The Bank includes bank-owned life insurance (“BOLI”), carried at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At December 31, 2010, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations—The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At December 31, 2010, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

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

Stock Issuance—Effective as of August 11, 2010, the Corporation sold 6,546,500 shares of Corporation common stock priced at $4.00 per share, which include, 796,500 shares of common stock issued upon partial exercise of the underwriters’ at a share over-allotment option. Macquarie Capital (USA) Inc. served as sole book running manager and Sterne, Agee & Leach, Inc., FIG Partners, LLC and Odeon Capital Group LLC served as co-managers for the offering. The net proceeds of the public underwritten offering to the Corporation were approximately $23.9 million.

NOTE 17—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Corporation follows:

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2010	2009
ASSETS
Cash and cash equivalents	$7,415	$3,873
Investment in banking subsidiary	130,425	122,279
Other	4,901	3,591
Total assets	$142,741	$129,743
LIABILITIES AND EQUITY
Interest payable	$6	$66
Dividend payable	187	187
Other short-term payables	13	10,000
Subordinated long-term debt	23,198	23,198
Shareholders’ equity	119,337	96,292
Total liabilities and shareholders’ equity	$142,741	$129,743

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

(1)           For 2008, vested options to purchase 439,250 shares of Corporation stock and warrants to purchase 461,538 shares of Corporation common stock were anti-dilutive. For 2009 and 2010, all vested options and all warrants were anti-dilutive because the exercise prices thereof exceeded the fair market value of the Corporation’s common stock at both December 31, 2009 and 2010.

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

10.18	Supplemental Salary Continuation Plan, dated as of December 31, 2010, by and among Tennessee Commerce Bancorp, Inc., Tennessee Commerce Bank and Michael R. Sapp.(11)(13)
10.19	Tennessee Commerce Bancorp, Inc. Deferred Compensation Plan(12)(13)
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer of Tennessee Commerce Bancorp, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*
99.2	Certification pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009*

*                                         Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 18, 2011 and incorporated herein by reference.

**                                  Filed herewith.

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

(12)         Previously filed as am exhibit to Tennessee Commerce Bancorp, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2010 and incorporated herein by reference.

(13)         Compensatory plans or arrangements.