Form 10-K/A
period 2010-12-31
Tennessee Commerce Bancorp, Inc.
filed 2011-06-02
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 3)

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

Documents Incorporated by Reference:

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to the registrant’s Definitive Proxy Statement for its 2011 annual meeting of shareholders held on May 19, 2011, as filed with the Securities and Exchange Commission on April 19, 2011.

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K of Tennessee Commerce Bancorp, Inc. (the “Company”) is being filed to correct an inadvertent error contained in the Report of Independent Registered Public Accounting Firm that was included in Amendment No. 2 to the Company’s Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on June 1, 2011.  The Report of Independent Registered Public Accounting Firm filed with Amendment No. 2 did not include a conformed signature of the Company’s independent registered public accounting firm, and the Company is filing this Amendment No. 3 solely for the purpose of including a Report of Independent Registered Public Accounting Firm that reflects the signed report.

Except for the correction noted above and updated exhibits as required, this Amendment No. 3 to the Company’s Form 10-K restates Amendment No. 2 in its entirety.  As noted in the Explanatory Note to Amendment No. 2, effective as of May 25, 2011, Tennessee Commerce Bank (the “Bank”), a wholly-owned subsidiary of the Company, became subject to a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s entry into the Consent Order with the FDIC ended a period of regulatory uncertainty concerning the adequacy of the Bank’s allowance for loan and lease losses (“ALLL”) following a joint examination of the Bank conducted by the FDIC and Tennessee Department of Financial Institutions (“TDFI”) in August 2010.  The Consent Order does not require any specific increase in the Bank’s ALLL and no restatement of the Bank’s or Company’s financial statements is required.  Accordingly, the Bank will not be required to restate its ALLL for prior financial reporting periods and the Bank’s auditors have issued an unqualified Report of Independent Registered Public Accounting Firm with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in this Annual Report on Form 10-K for the period ended December 31, 2010.

Amendment No. 2 to the Company’s Form 10-K was filed with the SEC on June 1, 2011 to include the reissued and unqualified Report of Independent Registered Public Accounting Firm as well as to update corresponding disclosures under the headings Business: Bank Regulation; Bank Regulation-Enforcement; Risk Factors; Management’s Discussion and Analysis of Financial Condition: Allowance for Loan Losses and Provision for Loan Losses; Capital Adequacy; as well as the Notes to the Consolidated Financial Statements addressing the regulatory uncertainties that had existed at the time the Form 10-K was filed with the SEC on April 18, 2011, regarding the potential for a restatement of the Bank’s ALLL for prior financial reporting periods and future capital adequacy requirements.

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