Form 10-Q
period 2011-06-30
Tennessee Commerce Bancorp, Inc.
filed 2011-08-12
CIK 1323033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011 there were 12,224,578 shares of common stock, $0.50 par value per share, issued and outstanding.

Tennessee Commerce Bancorp, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

(Dollars in thousands, except per share data)	2011	2010 (1)
ASSETS
Cash and due from banks	$10,843	$6,521
Federal funds sold	85,258	14,214
Cash and cash equivalents	96,101	20,735

Securities available for sale	166,801	127,650

Loans	1,156,808	1,229,811
Allowance for loan losses	(28,205)	(21,463)
Net loans	1,128,603	1,208,348

Premises and equipment, net	2,054	2,335
Accrued interest receivable	10,185	8,746
Restricted equity securities	2,459	2,459
Income tax receivable	7,717	418
Bank-owned life insurance	28,290	27,969
Other real estate owned	6,879	2,888
Repossessions	14,767	30,635
Other assets	18,347	20,983
Total assets	$1,482,203	$1,453,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$43,836	$25,486
Interest-bearing	1,298,058	1,273,565
Total deposits	1,341,894	1,299,051

Accrued interest payable	1,622	1,408
Accrued dividend payable	564	187
Short-term borrowings	1,872	—
Other liabilities	6,115	7,762
Long-term subordinated debt and other borrowings	23,198	25,421
Total liabilities	1,375,265	1,333,829
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; 30,000 shares of $0.50 par value Fixed Rate Cumulative Perpetual, Series A issued and outstanding at June 30, 2011 and December 31, 2010	15,000	15,000
Common stock, $0.50 par value; 20,000,000 shares authorized at June 30, 2011 and at December 31, 2010; 12,196,900 and 12,194,884 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	6,098	6,097
Common stock warrant	453	453
Additional paid-in capital	84,726	84,391
Retained earnings	2,651	18,000
Accumulated other comprehensive loss	(1,990)	(4,604)
Total shareholders’ equity	106,938	119,337

Total liabilities and shareholders’ equity	$1,482,203	$1,453,166

(1) The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income
Loans, including fees	$33,858	$39,104	$15,195	$19,840
Securities	2,787	2,003	1,539	766
Federal funds sold	110	13	94	11
Total interest income	36,755	41,120	16,828	20,617

Interest expense
Deposits	13,069	13,495	6,592	6,774
Other	596	1,033	299	500
Total interest expense	13,665	14,528	6,891	7,274

Net interest income	23,090	26,592	9,937	13,343

Provision for loan losses	18,938	9,050	9,990	4,450

Net interest income (loss) after provision for loan losses	4,152	17,542	(53)	8,893

Non-interest income
Service charges on deposit accounts	29	60	(4)	33
Securities (loss) gains	(441)	696	(322)	277
Gain (loss) on sale of loans	184	778	(317)	778
Loss on repossessions	(14,909)	(2,256)	(12,176)	(1,170)
Other	512	2,303	286	976
Total non-interest (loss) income	(14,625)	1,581	(12,533)	894

Non-interest expense
Salaries and employee benefits	4,202	5,376	1,784	2,661
Occupancy and equipment	1,024	923	535	446
Data processing fees	1,066	1,007	551	473
FDIC expense	1,751	1,061	911	515
Professional fees	1,507	1,074	929	523
Other	3,623	3,779	1,875	2,093
Total non-interest expense	13,173	13,220	6,585	6,711

(Loss) income before income taxes	(23,646)	5,903	(19,171)	3,076

Income tax (benefit) expense	(9,049)	2,288	(7,398)	1,190
Net (loss) income	(14,597)	3,615	(11,773)	1,886
Preferred dividends	(752)	(750)	(377)	(375)

Net (loss) income available to common shareholders	$(15,349)	$2,865	$(12,150)	$1,511

Earnings (loss) per share (EPS):
Basic EPS	$(1.26)	$0.51	$(1.00)	$0.27
Diluted EPS	(1.26)	0.50	(1.00)	0.26

Weighted average shares outstanding:
Basic	12,196,307	5,647,884	12,197,006	5,648,384
Diluted	12,196,307	5,718,903	12,197,006	5,737,048

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

			Warrants to			Accumulated
			Purchase	Additional		Other	Total
	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Shareholders
(Dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2009	$15,000	$2,823	$453	$63,247	$16,056	$(1,287)	$96,292
Comprehensive income
Net income	—	—	—	—	3,615	—	3,615
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $835 in tax	—	—	—	—	—	1,364	1,364
Common stock warrant accretion	—	—	—	46	—	—	46
Preferred stock dividend	—	—	—	—	(750)	—	(750)
Stock-based compensation expense	—	—	—	208	—	—	208
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	6	—	—	7

Balance at June 30, 2010	$15,000	$2,824	$453	$63,507	$18,921	$77	$100,782

Balance at December 31, 2010	$15,000	$6,097	$453	$84,391	$18,000	$(4,604)	$119,337
Comprehensive income
Net loss	—	—	—	—	(14,597)	—	(14,597)
Other comprehensive income, net of income taxes
Unrealized gains on securities available for sale during the period, net of $1,602 in tax	—	—	—	—	—	2,614	2,614
Common stock warrant accretion	—	—	—	46	—	—	46
Preferred stock dividend	—	—	—	—	(752)	—	(752)
Stock-based compensation expense	—	—	—	280	—	—	280
Issuance of 2,016 shares of restricted stock and related tax benefit	—	1	—	9	—	—	10

Balance at June 30, 2011	$15,000	$6,098	$453	$84,726	$2,651	$(1,990)	$106,938

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	June 30,	June 30,
(Dollars in thousands except share data)	2011	2010

Cash flows from operating activities
Net (loss) income	$(14,597)	$3,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	288	269
Deferred loan fees	496	193
Provision for loan losses	18,938	9,050
Stock-based compensation expense	280	208
Net amortization of investment securities	(547)	52
Loss (gain) on sales of securities	441	(696)
Increase in cash surrender value of bank owned life insurance	(321)	(1,898)
Loss on sale of other real estate	498	78
Loss on repossessions	14,909	2,256
Change in:
Accrued interest receivable	(1,439)	1,166
Accrued interest payable	214	(40)
Income tax receivable	(7,299)	—
Other assets	1,034	532
Other liabilities	(1,647)	1,904
Net cash provided by operating activities	11,248	16,689

Cash flows from investing activities
Purchases of securities available for sale	(121,245)	(86,659)
Proceeds from sales of securities available for sale	72,760	66,586
Proceeds from maturities, prepayments and calls on securities available for sale	13,656	23,697
Proceeds from sale of other real estate	867	176
Proceeds from sale of repossessions	839	1,888
Net change in loans	55,075	(36,449)
Net purchases of premises and equipment	(7)	(784)
Net cash provided by (used by) investing activities	21,945	(31,545)

Cash flows from financing activities
Net change in deposits	42,843	914
Payments on short-term debt	(351)	(1,250)
Payments on long-term debt	—	(1,098)
Preferred stock dividends	(375)	(750)
Warrant accretion expense	46	46
Issuance of common stock	10	7
Net cash provided by (used by) financing activities	42,173	(2,131)

Net change in cash and cash equivalents	75,366	(16,987)

Cash and cash equivalents at beginning of period	20,735	37,874

Cash and cash equivalents at end of period	$96,101	$20,887

Supplemental cash flow information:
Cash paid during period for interest	$13,451	$14,568
Cash paid during period for income taxes	12	15

Loans foreclosed upon with repossessions	8,123	18,723
Non-cash transfer of loans to other real estate	5,356	315
Loans originated from the sale of repossessions	8,243	15,146

See accompanying notes to consolidated financial statements.

TENNESSEE COMMERCE BANCORP, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data, throughout these Notes to Consolidated Financial Statements (unaudited))

Note 1 — Basis of Presentation

Tennessee Commerce Bancorp, Inc. (the “Corporation”) is the bank holding company for Tennessee Commerce Bank (the “Bank”).  In March 2005, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust I (the “Trust I”).  In June 2008, the Corporation formed a wholly owned subsidiary, Tennessee Commerce Bank Statutory Trust II (the “Trust II”). In July 2008, the corporation formed a wholly owned subsidiary, TCB Commercial Assets Services, Inc. (“TCB”). As of June 30, 2011, the Bank, the Trust I, the Trust II and TCB were the only subsidiaries of the Corporation. The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and TCB. The Trust I and the Trust II are not consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited consolidated financial statements as of June 30, 2011 and for the six- and the three-month periods ended June 30, 2011 and 2010 have been prepared in accordance with GAAP and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information included therein. They do not include all the information and notes required by GAAP for complete financial statements. Operating results for the six- and the three-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 — Earnings per Share of Common Stock

The factors used in the earnings per share computation follow:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Basic
Net (loss) income available to common shareholders	$(15,349)	$2,865	$(12,150)	$1,511

Weighted average common shares outstanding	12,196,307	5,647,884	12,197,006	5,648,384

Basic (loss) earnings per common share	(1.26)	0.51	(1.00)	0.27

Diluted
Net (loss) income available to common shareholders	$(15,349)	$2,865	$(12,150)	$1,511

Weighted average common shares outstanding for basic earnings per common share	12,196,307	5,647,884	12,197,006	5,648,384
Add: Dilutive effects of assumed exercises of stock options (1)	—	71,019	—	88,664

Average shares and dilutive potential common shares	12,196,307	5,718,903	12,197,006	5,737,048

Diluted (loss) earnings per common share	$(1.26)	$0.50	$(1.00)	$0.26

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statements of income for the period ended June 30, 2011 included any compensation expense for stock-based payment awards vesting during the period based on the grant date fair value estimated in accordance with FASB ASC 718. As stock-based compensation expense recognized in the accompanying statement of income for the period ended June 30, 2011 is based on awards expected to vest, it has been reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the six months ended June 30, 2011, the Corporation granted 48,308 options to purchase shares of Corporation common stock and granted 18,182 restricted shares of Corporation common stock. There were non-vested options to purchase 127,996 shares of the Corporation common stock outstanding at June 30, 2011. The Corporation recognized stock-based expense of $280 for the six months ended June 30, 2011.

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercise	Term	Intrinsic
(Dollars in thousands except for per share price)	Number	Price	(in years)	Value (1)
Stock-based options outstanding at December 31, 2010	714,888	$15.53	4.63	$(7,614)
Options granted	48,308	2.75	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Stock-based options outstanding at June 30, 2011	763,196	$14.72	4.13	$(9,250)
Stock-based options outstanding and expected to vest at June 30, 2011	763,196	$14.72	4.13	$(9,250)
Options exercisable at June 30, 2011	635,200	$14.86	3.81	$(7,788)

A summary of the activity in the Corporation’s stock-based compensation plan is as follows:

(Dollars in thousands)	Number
Shares of restricted stock outstanding at December 31, 2010	166,807
Shares of restricted stock granted	18,182
Restrictions lapsed and shares released	(2,016)
Shares of restricted stock forfeited or expired	—
Restricted stock-based awards outstanding at June 30, 2011	182,973

Restricted stock-based awards outstanding and expected to vest at June 30, 2011	182,973

(1)   The aggregate intrinsic value is calculated as the difference between the exercise price of each option and the closing price per share of Corporation common stock of $4.88 and $2.60 at December 31, 2010 and June 30, 2011, respectively.

The estimated fair values of options are computed using the Black-Scholes option valuation model, using the following weighted-average assumptions as of the grant date shown below:

	June 30, 2011	December 31, 2010

Risk-free interest rate	1.61%	2.13%
Expected option life	10 years	10 years
Dividend yield	—%	—%
Volatility	70.00%	63.00%

The options granted to purchase shares of Corporation common stock in 2011 had an estimated fair value of $2.07. The options granted in 2010 had an estimated weighted average fair value of $5.54 per option.

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
(Dollars in thousands)	Value	Gains	Losses	Cost

June 30, 2011

U.S. Government agencies	$65,356	$—	$(2,022)	$67,378
U. S. Treasuries	16,973	—	(381)	17,354
Municipal bonds	4,782	30	(1)	4,753
Corporate debt securities	20,035	35	—	20,000
Corporate bonds	34,156	221	(251)	34,186
Mortgage backed securities	18,315	12	(854)	19,157
Other	7,184	—	—	7,184

	$166,801	$298	$(3,509)	$170,012

December 31, 2010

U.S. Government agencies	$58,472	$—	$(5,231)	$63,703
U. S. Treasuries	20,495	—	(1,661)	22,156
Municipal bonds	8,232	7	(244)	8,469
Corporate debt securities	34,651	17	(314)	34,948
Other	5,800	—	—	5,800

	$127,650	$24	$(7,450)	$135,076

Contractual maturities of debt securities at June 30, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Fair Value

Due in less than one year	$17,475
Due after one through five years	27,756
Due after five through ten years	77,649
Due after ten years	43,921

Total	$166,801

Gross proceeds from the sale of securities for the six months ended June 30, 2011 and 2010 were $72,760 and $66,586, respectively. Gross gains of $430 and $786 on sales of securities were recognized for the six months ended June 30, 2011 and 2010, respectively. There were gross losses of $871 and $90 on the sale of securities recognized for the six months ended June 30, 2011 and 2010, respectively. Securities carried at $45,409 and $66,832 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits and for other purposes as required or permitted by law.

Securities with unrealized losses at June 30, 2011 and December 31, 2010, and the length of time they have been in continuous loss positions were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

June 30, 2011

U.S. Government agencies	$65,356	$2,022	$—	$—	$65,356	$2,022
U.S. Treasuries	16,973	381	—	—	16,973	381
Municipal bonds	475	1			475	1
Corporate debt securities	—	—	—	—	—	—
Corporate bonds	10,012	251			10,012	251
Mortgage backed securities	17,299	854	—	—	17,299	854

Total	$110,115	$3,509	$—	$—	$110,115	$3,509

December 31, 2010

U.S. Government agencies	$58,472	$5,231	$—	$—	$58,472	$5,231
U.S. Treasuries	20,495	1,661	—	—	20,495	1,661
Municipal bonds	6,593	244			6,593	244
Corporate debt securities	29,594	314	—	—	29,594	314

Total	$115,154	$7,450	$—	$—	$115,154	$7,450

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

Note 5 — Allowance for Loan Losses and Recorded Investments

The total allowance reflects managements’ estimate of loan losses inherent in the loan portfolio at the balance sheet date. Management considers the allowance for loan losses (“ALLL”) of $28.2 million adequate to cover losses inherent in the loan portfolio. The following table presents by loan category, the changes in ALLL and the recorded investment in loans for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

	For the six months ended June 30, 2011
(Dollars in thousands)	Real estate - Construction	Real estate - 1-4 family residential	Real estate - Other	Commercial and industrial	Consumer	Tax leases	Total
Allowance for loan losses:
Beginning balance	$2,205	$304	$7,204	$10,414	$15	$1,321	$21,463
Charge-offs	(1,754)	(2,438)	—	(8,006)	(82)	—	(12,280)
Recoveries	—	—	13	69	2	—	84
Provisions	988	644	4,390	12,520	8	388	18,938
Ending balance	$1,439	$(1,490)	$11,607	$14,997	$(57)	$1,709	$28,205
Ending balance: individually evaluated for impairment	$—	$352	$2,444	$7,273	$—	$—	$10,069
Ending balance: collectively evaluated for impairment	$1,439	$(1,842)	$9,163	$7,724	$(57)	$1,709	$18,136

Ending balance: loans acquired deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$117,888	$43,373	$307,902	$593,709	$3,477	$90,459	$1,156,808
Ending balance: individually evaluated for impairment	2,944	5,333	69,748	124,005	166	—	202,196
Ending balance: collectively evaluated for impairment	114,944	38,040	238,154	469,704	3,311	90,459	954,612

	For the twelve months ended December 31, 2010
(Dollars in thousands)	Real estate - Construction	Real estate - 1-4 family residential	Real estate - Other	Commercial and industrial	Consumer	Tax leases	Total
Allowance for loan losses:
Beginning balance	$1,419	$288	$3,501	$14,021	$20	$664	$19,913
Charge-offs	(1,592)	(377)	(8)	(16,854)	(37)	—	(18,868)
Recoveries	77	—	90	220	20	—	407
Provisions	2,301	393	3,621	13,027	12	657	20,011
Ending balance	$2,205	$304	$7,204	$10,414	$15	$1,321	$21,463
Ending balance: individually evaluated for impairment	$950	$500	$—	$8,160	$—	$—	$9,610
Ending balance: collectively evaluated for impairment	$1,255	$(196)	$7,204	$2,254	$15	$1,321	$11,853

Ending balance: loans acquired deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans:
Ending balance	$115,882	$42,101	$307,406	$648,187	$3,692	$112,543	$1,229,811
Ending balance: individually evaluated for impairment	4,096	5,581	32,474	45,552	—	—	87,703
Ending balance: collectively evaluated for impairment	111,786	36,520	274,932	602,635	3,692	112,543	1,142,108

The table below represents credit exposure for each loan category by internally assigned grades at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The internal credit risk grading system is based on similarly graded loans. Credit risk grades are refreshed each quarter as they become available, at which time management analyzes the resulting scores, as well as other factors, to track loan performance.

	Real estate - Construction			Real estate - 1-4 family
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010
Pass	$105,390	$88,000	$85,398	$32,765	$30,525	$38,371
Management Attention	8,913	22,993	36,050	2,883	3,704	3,891
Special Mention	—	—	801	2,663	2,114	561
Substandard	3,585	4,889	8,938	4,767	5,258	768
Doubtful	—	—	—	295	500	—
Total	$117,888	$115,882	$131,187	$43,373	$42,101	$43,591

	Real estate - Other			Commercial, financial and agricultural
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010
Pass	$233,918	$246,146	$218,890	$384,525	$563,246	$593,768
Management Attention	3,773	18,153	47,529	5,521	22,027	22,558
Special Mention	167	10,164	418	47,451	19,275	884
Substandard	70,044	32,943	1,906	155,448	42,184	33,801
Doubtful	—	—	—	764	1,455	1,138
Total	$307,902	$307,406	$268,743	$593,709	$648,187	$652,149

	Consumer			Tax leases
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010
Pass	$3,205	$3,610	$3,554	$90,459	$112,543	$97,753
Management Attention	49	66	45
Special Mention	35	—	—	—	—	—
Substandard	182	16	37	—	—	—
Doubtful	6	—	—	—	—	—
Total	$3,477	$3,692	$3,636	$90,459	$112,543	$97,753

The Corporation internally assigns grades as follows:

•                  Pass

•    Superior - Loans substantially exceed all of the Bank’s underwriting criteria, and credit risk is minimal.  Common factors for loans in this category are high liquidity, minimum risk, strong ratios, excellent character and repayment ability, and low handling costs.   The Borrower’s paying capacity is very strong with favorable trends.  Borrower will exceed its peers in its industry in financial performance.  All loans fully secured by cash or other highly liquid collateral, where such collateral is held by the Bank, will be classified here as well.

•    Excellent - Assets in this category conform to, or exceed, all of the Bank’s underwriting criteria and reflect a below average level of risk.  The borrower’s earnings, liquidity, and capitalization compare favorably to typical companies in its industry.  The loan is well structured and serviced and payment history is good.  Secondary sources of repayment are considered to be good, and the borrower consistently complies with all major covenants.

•    Good - Assets of this grade conform to substantially all of the Bank’s underwriting criteria and evidence an average level of credit risk.  These assets display more susceptibility to economic, technological or political changes. Borrower’s repayment capacity is considered to be adequate, the credit is appropriately structured and serviced, and payment history is satisfactory.

•    Average - Assets conform to most of the Bank’s underwriting criteria and evidence an acceptable level of credit risk.  These loans require an average level of servicing and show more reliance on collateral and guaranties to preclude a loss to the Bank, should material adverse trends develop. If the borrower is a company, its earnings, liquidity, and capitalization approximate peer group averages.

•                  Management Attention - Loans have most of the same credit risk characteristics as loans rated in other pass categories.  However, the occurrence or potential occurrence of an event has been identified which would materially increase the level of credit risk.  Such events might include an adverse or negative trend in financial performance or a specific event which has negatively impacted the borrower.  These loans require close monitoring by the Loan Officer, Chief Credit Officer and Special Assets.  Management Attention is considered a temporary classification, whereby the asset quality is either improved or moved to a more adverse classification for further management. Management Attention credits are not considered “classified” assets.

•                  Special Mention - A credit is classified as Special Mention if repayment risk increases substantially. Causes may include deteriorating financial performance or lack of adequate collateral.  Generally, these loans represent assets where the Bank’s ability to substantially affect the outcome has diminished to some degree.  Loans that have been restructured due to a change in terms, payment required, or capitalization of interest will be classified as Special Mention.  Such actions may be necessary to minimize or avoid loss to the Bank. All Special Mention credits are managed by Special Assets.

•                  Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well- defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard loans will generally be placed on non-accrual status.

•                  Doubtful - Full payment of these loans is questionable and serious problems exist to a point where a partial loss is likely.  Weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values highly improbable. Collateral coverage should be closely examined, and specific reserves should be placed on these assets for the amount of potential principal losses if they can be reasonably estimated.

The tables below provide an aging analysis of the recorded investment of past due financing receivables as of June 30, 2011 and December 31, 2010. Also included are loans that are 90 days or more past due as to interest and principal and still accruing, because they are (1) well secured and in the process of collections or (2) real estate loans exempt under regulatory rules from being classified as nonaccrual.

	At June 30, 2011
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Total Non- accrual Loans	Recorded Investment > 90 Days and Accruing
Real Estate
Construction	$—	$—	$—	$—	$117,888	$117,888	$1,665	$—
1-4 family residential	—	—	3,171	3,171	40,202	43,373	3,973	—
Other	12,237	—	18,065	30,302	277,600	307,902	31,215	—
Commercial	26,522	47,417	37,540	111,479	482,230	593,709	99,109	4,362
Consumer	9	23	—	32	3,445	3,477	22	—
Tax leases	—	—	—	—	90,459	90,459	—	—
Total	$38,768	$47,440	$58,776	$144,984	$1,011,824	$1,156,808	$135,984	$4,362

	At December 31, 2010
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Total Non- accrual Loans	Recorded Investment > 90 Days and Accruing
Real Estate
Construction	$—	$—	$2,620	$2,620	$113,262	$115,882	$2,969	$—
1-4 family residential	3,711	—	1,453	5,164	36,937	42,101	5,764	—
Other	—	296	17,194	17,490	289,916	307,406	17,444	—
Commercial	15,376	3,162	29,412	47,950	600,237	648,187	26,122	3,608
Consumer	20	—	—	20	3,672	3,692	16	—
Tax leases	—	—	—	—	112,543	112,543	—	—
Total	$19,107	$3,458	$50,679	$73,244	$1,156,567	$1,229,811	$52,315	$3,608

The tables below include the recorded investment and unpaid principal balances at June 30, 2011 and December 31, 2010 for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs, was used to determine the specific allowance recorded.

The tables also present the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method. The average balances were calculated based on the month-end balances of the financing receivables of the period reported.

	At June 30, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Interest Income Recognized	Average Recorded Investment
Real Estate
Construction	$2,944	$2,944	$—	$2,944	$—	$49	$7,254
1-4 family residential	5,333	4,530	803	5,333	352	47	5,875
Other	69,748	59,001	10,747	69,748	2,444	1,463	32,766
Commercial	124,005	95,177	28,828	124,005	7,273	4,128	102,058
Consumer	166	166	—	166	—	2	729
Tax leases	—	—	—	—	—	—	—
Total	$202,196	$161,818	$40,378	$202,196	$10,069	$5,689	$148,682

	At December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Interest Income Recognized	Average Recorded Investment
Real Estate
Construction	$4,096	$1,500	$2,596	$4,096	$950	$55	$7,286
1-4 family residential	5,581	2,071	3,510	5,581	500	23	2,107
Other	32,474	32,474	—	32,474	—	—	11,953
Commercial	45,552	17,402	28,150	45,552	8,160	102	37,853
Consumer	—	—	—	—	—	—	—
Tax leases	—	—	—	—	—	—	—
Total	$87,703	$53,447	$34,256	$87,703	$9,610	$180	$59,199

As discussed below, the Consent Order that the Bank is subject to requires the Bank to maintain an adequate ALLL that is consistent with generally accepted accounting principles and supervisory guidance.  Prior to the end of each calendar quarter, the Bank’s board of directors is required to review the adequacy of the Bank’s ALLL.

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

As of June 30, 2011 the Corporation has accrued $274 in interest payments on debentures for Trust I and Trust II, and has accrued $564 for the TARP CCP dividend payments.

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

Note 8 — New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The Corporation will be adopting this guidance beginning the quarter ending September 30, 2011. Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

ASU 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. “In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU clarifies that modifications of loans accounted for within a pool under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality, would not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. The Corporation will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This new guidance takes effect for the first interim or annual period ending on or after July 15, 2010, with early adoption permitted. The Corporation adopted this guidance for the quarter ending September 30, 2010 and adoption did not significantly impact the Corporation’s accounting for purchased loans.

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

Assets

Securities Available for Sale —Available-for-sale securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, federal funds sold and certain other products. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, securities would generally be classified within Level 2, and fair value would be determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but relying on the securities’ relationship to other benchmark quoted securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For the six months ended June 30, 2011, all of the Bank’s available-for-sale securities were valued using matrix pricing and were classified within Level 2 of the valuation hierarchy with the exception of other securities, which are classified within Level 3 of the valuation hierarchy.

Servicing Assets — All separately recognized servicing assets and servicing liabilities are initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. Because of the unique nature of the Bank’s servicing assets, quoted market prices may not be available. If no quoted market prices are available, the amortization method is used. The Bank assesses servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date.  At June 30, 2011, the Bank had servicing assets measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Interest-Only Strips — When the Bank sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Bank generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved. At June 30, 2011, the Bank had interest-only strips measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Impaired Loans — A loan is considered to be impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the ALLL. At June 30, 2011, the Bank had impaired loans measured on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Repossessions and Other Real Estate Owned — Included are certain assets carried at fair value, including repossessions and other real estate owned (“OREO”). The carrying amount is based on an observable market price or appraisal value. The Bank reflects these assets within Level 3 of the valuation hierarchy. At June 30, 2011, the Bank had repossessions and OREO measured at fair value on a nonrecurring basis classified within Level 3 of the valuation hierarchy.

Bank-Owned Life Insurance — The Bank carries bank owned life insurance (“BOLI”) at cash surrender value. The cash surrender value of bank owned life insurance is based on information received from the insurance carriers indicating the financial performance of the policies and the amount the Bank would receive should the policies be surrendered. At June 30, 2011, the Bank had BOLI measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

Liabilities

Recourse Obligations — The maximum extent of the Bank’s recourse obligations on loans transferred is 10% of the amount transferred adjusted for any early payoffs or terminations, based on the Bank’s payment history on loans of the type transferred. At June 30, 2011, the Bank had recourse obligations measured at fair value on a recurring basis classified within Level 3 of the valuation hierarchy.

The FASB updated ASC 820 to include disclosure requirements surrounding transfers of assets and liabilities in and out of Levels 1 and 2.  Previous guidance only required transfer disclosures for Level 3 assets and liabilities.  The Bank monitors the valuation technique utilized by various pricing agencies, in the case of the bond portfolio to ascertain when transfers between levels have been affected.  The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare.  For the six months ended June 30, 2011, there were no transfers between levels.  The new standard also requires an increased level of disaggregation with asset/liability classes.  The Bank has disaggregated other assets and liabilities as shown to comply with the requirements of this standard.

The following table presents the financial instruments carried at fair value as of June 30, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Securities available for sale
U.S. Government agencies	$65,356	$—	$65,356	$—
U.S. Treasuries	16,973	—	16,973	—
Municipal bonds	4,782	—	4,782	—
Corporate debt securities	20,035	—	20,035	—
Corporate bonds	34,156	—	34,156	—
Mortgage backed securities	18,315	—	18,315	—
Other	7,184	—	—	7,184
Servicing assets	87	—	—	87
Interest-only strips	1,127	—	—	1,127
Bank-owned life insurance	28,290	—	—	28,290
Total assets at fair value	$196,305	$—	$159,617	$36,688

Recourse obligations	$144	$—	$—	$144
Total liabilities at fair value	$144	$—	$—	$144

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below the cost at the end of the period. The following table presents the financial instruments carried at fair value as of June 30, 2011, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011

			Internal	Internal
	Total	Quoted	models with	models with
	carrying	market	significant	significant
	value in the	prices in an	observable	unobservable
	consolidated	active	market	market
	balance	market	parameters	parameters
(Dollars in thousands)	sheet	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$235,732	$—	$—	$235,732
Repossessions and Other Real Estate Owned	21,646	—	—	21,646
Total assets at fair value	$257,378	$—	$—	$257,378

Changes in Level 3 fair value measurements

The table below includes a roll-forward of the balance sheet amounts for the first six months of 2011 (including the change in fair value) for financial instruments classified by the Bank within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Six months ended June 30, 2011	Assets	Liabilities
Fair value, January 1, 2011	$35,364	$190
Total realized and unrealized (losses) gains included in income	(253)	11
Purchases	1,475	—
Issuances	122	—
Settlements	(20)	(57)
Transfers in and/or out of Level 3	—	—
Fair value, June 30, 2011	$36,688	$144
Total unrealized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30, 2011	$—	$—

FASB ASC 820 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The estimated fair values of financial instruments were as follows:

	Six Months Ended		Twelve Months Ended
	June 30,		December 31,
	2011		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$10,843	$10,843	$6,521	$6,521
Federal funds sold	85,258	85,258	14,214	14,214
Securities	166,801	166,801	127,650	127,650
Loans, net	1,128,603	1,195,993	1,208,348	1,283,461
Accrued interest receivable	10,185	10,185	8,746	8,746
Income tax receivable	7,717	7,717	418	418
Bank-owned life insurance	28,290	28,298	27,969	27,969
Restricted equity securities	2,459	2,459	2,459	2,459
Financial liabilities:
Deposits	1,341,894	1,367,045	1,299,051	1,320,721
Accrued interest payable	1,622	1,622	1,408	1,408
Accrued dividend payable	564	564	187	187
Short-term borrowings	1,872	1,872	—	—
Long-term subordinated debt and other borrowings	23,198	25,529	25,421	27,713

Note 10 — Subsequent Events

On July 28, 2011, the Corporation announced that it intends to acquire a controlling interest in two Tennessee-based banks through a “Debt Previously Contracted” (DPC) transaction. Upon consummation of the DPC transactions, the Corporation would acquire ownership of approximately 90% of the common stock of Peoples State Bank of Commerce, headquartered in Nolensville, Tennessee and approximately 90% of the common stock of Farmers Bank of Lynchburg, headquartered in Lynchburg, Tennessee in a debt-for-equity exchange with the banks’ principal shareholder as well as certain other shareholders. Through this transaction, the Bank will be converting non-performing debt into an investment asset. The value of the shares the Bank will acquire is estimated at approximately $30.0 million.

The DPC transactions do not require prior regulatory approval. However, the Bank has provided full disclosure of the proposed transactions to the Federal Deposit Insurance Corporation, the Tennessee Department of Financial Institutions and the Federal Reserve Bank of Atlanta.  The consummation of the transactions is subject to receipt of appropriate consents of the debtors; therefore, we can give no assurances when or if the DPC transaction will occur, how the Bank will ultimately dispose of the assets acquired through DPC, or any material supervisory requirements that may be imposed with respect to the contemplated transactions.

The banks to be acquired have 11 branches in communities that span southern Tennessee from east to west. Peoples State Bank of Commerce is a $200 million bank with offices in Nolensville, Ardmore, Dunlap, Whitwell, South Pittsburg and Jasper, Tennessee and Grant, Alabama.  Farmers Bank of Lynchburg is a $175 million institution with offices in Lynchburg, Chapel Hill, Somerville and Oakland, Tennessee. The combined companies employ 100 people.

The DPC transaction would reduce debt by approximately $30,000, would reduce non-performing loans by approximately $22,000 and would reduce classified assets by approximately $37,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period or by the use of forward-looking terminology, such as “expect,” “anticipate,” “believe,” “estimate,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan,” “target,” “predict,” “should,” or future or conditional verb tenses and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to our operating results and financial condition, the impact of recent developments in the financial services industry, fair value measurements, ALLL, Business Bank strategy, dividends, management’s review of the loan portfolio, loan classifications, interest rate risk, economic value of equity model, loan sale transactions, liquidity, legislation and regulations affecting banks or bank holding companies, rate sensitivity gap analysis, maturities of debt securities, the impact of the economic environment, competition for loans, cost of funds, loan loss reserve, capital adequacy, regulatory orders or corrective actions, servicing assets and liabilities, available-for-sale securities, maturities of time deposits, commitments to extend credit, tax benefits and credits, net operating loss carry-forward, and our future operations and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report because actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, our concentration of commercial and industrial loans, our concentration of credit exposure to borrowers in the transportation industry, the sufficiency of our current sources of funds, our reliance on internet and brokered deposits, the effect of capital constraints on our pace of growth and our ability to raise additional capital when needed, the adequacy of our ALLL, the impact of our non-performing assets, the prepayment of Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and higher FDIC assessment rates, the success of the local economies in which we do business, the execution of our business strategies, competition from financial institutions and other financial service providers, changes in interest rates, the impact of seasonal factors, the impact of market conditions, the limitation or restriction of our activities as a result of the extensive regulation to which we are subject, our ability to satisfy lending goals of the TARP CPP, changes to the TARP CPP program and rules applicable to TARP recipients, enforcement actions by our regulators, the soundness of other financial institutions, our ability to utilize certain net operating losses, our ability to complete the DPC transactions and other factors detailed from time to time in our press releases and filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update these forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances or results that occur after the date of this report.

Overview

(Dollars in thousands, except per share data, throughout this Item 2)

The results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 reflected a 635.74% decrease in net income available to common shareholders and a 352.00% decrease in diluted earnings per share. The decrease in earnings was primarily attributable to losses on repossessions, due to compliance with state laws. For the six months ended June 30, 2011, net loss available to common shareholders’, was $15,349, a decrease of $18,214 or 635.74% compared to net income available to common shareholders of $2,865 for the same period in 2010. Diluted earnings per share decreased $1.77 per share or 347.06% for the six months ended June 30, 2011 compared to the same period in 2010. The six months ended June 30, 2011 reflected a continuation of our balance sheet management, as assets increased by $29,037 or 2.00% from $1,453,166 at December 31, 2010 to $1,482,203 at June 30, 2011. Net loans decreased by 6.60% or $79,745 from December 31, 2010 to June 30, 2011, while total deposits increased by 3.30% or $42,843 during that same period.

Corporation Overview

Tennessee Commerce Bancorp, Inc. (the “Corporation” or “we” or “us”) is a Tennessee corporation that was formed as a bank holding company to own the shares of Tennessee Commerce Bank (the “Bank”). The Bank commenced operations as a Tennessee state chartered bank on January 14, 2000, and is a full service financial institution headquartered in Franklin, Tennessee, 15 miles south of Nashville, Tennessee. Franklin is in Williamson County, one of the most affluent and rapidly growing counties in the nation. The Bank conducts business from a single location in the Cool Springs commercial area of Franklin. The Bank had total assets at June 30, 2011 of $1.5 billion. Although the Bank offers a full range of banking services and products, it operates with a focused “Business Bank” strategy. The Business Bank strategy emphasizes banking services for small-to medium-sized businesses, entrepreneurs and professionals in the local market. The Bank competes by combining the personal service and appeal of a community bank institution with the sophistication and flexibility of a larger bank. This strategy distinguishes the Bank from its competitors in efforts to attract loans and deposits of local businesses. In addition, the Bank accesses a national market through a network of financial service companies and vendor partners that provide indirect funding opportunities for the Bank nationwide.

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

Our Business Strategy

We are primarily a commercial lender focused on making secured loans in the middle-market business segment. Our client base consists largely of local owner-managed businesses, entrepreneurs and professionals. We have been lending to this commercial segment for over a decade, and our business is built around long-term client relationships. We focus on understanding our clients’ businesses and cash flows, and establishing well-secured loans. We also have expertise in asset-based lending, equipment finance and tax-advantaged lending. While we may not be the lowest cost provider in our markets, we have successfully attracted and retained customers as a result of our service-oriented business model, tailored products and long-term relationships. In addition, our lenders have extensive experience, with an average tenure of 20 years in the financial services lending business.

The following is a breakdown of our loan portfolio by loan type at June 30, 2011:

(Dollars in thousands)	% of Total
Real estate (1)
Construction	10.19%
1 to 4 family residential	3.75
Commercial
Non-owner occupied	15.27
Owner occupied	8.70
Multi-family	2.64
Commercial and industrial	51.33
Consumer	0.30
Tax leases	7.82
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

Our deposit strategy has focused on cross-selling to our existing borrowing customers, expanding our distribution channels to attract non-borrowing deposit clients, and investing in electronic banking capabilities, including internet and mobile banking. As a result of these initiatives, core deposits increased $151,592, or 17.88%, between June 30, 2010 and June 30, 2011.

On May 25, 2011, the Bank entered into a Consent Order with the FDIC (the “Consent Order”) which, among other things, requires the Bank to undertake a number of actions or otherwise comply with certain restrictions, which include the following:

•                  The Bank is required to achieve and maintain its Tier 1 Leverage Capital ratio at a level equal to or greater than 8.50% of the Bank’s Average Total Assets; its Tier 1 Risk-Based Capital ratio at a level equal to or greater than 10.00% of the Bank’s Total Risk-Weighted Assets; and its Total Risk-Based Capital ratio at a level equal to or greater than 11.50% of the Bank’s Total Risk-Weighted Assets by December 31, 2011.

•                  The Bank’s board of directors (“Bank’s Board”) is required to establish a committee comprised of at least a majority of non-employee directors charged with the responsibility of ensuring the Bank’s compliance with the Consent Order.

•                  The Bank is restricted from extending any additional credit to or for the benefit of any borrower whose existing credit has been classified Loss by the FDIC or Tennessee Department of Financial Institutions (“TDFI”) and is uncollected, or to any borrower who is already obligated in any manner to the Bank on any extension of credit that has been charged off on the books of the Bank and remains uncollected.

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

•                  The Bank’s Board is directed to increase its participation in the affairs of the Bank by, at a minimum, holding monthly meetings that review and approve: reports of income and expenses; new, overdue, renewed, insider, charged-off, delinquent, non-accrued, and recovered loans; investment activities; operating policies; and individual committee actions.

•                  The Bank must have and retain qualified management and notify the FDIC and TDFI in writing of any changes in management.

The Bank expects to enter into a similar agreement with the TDFI.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010.  Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  Many of the provisions of the Dodd-Frank Act affecting the Corporation and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

Of particular significance is that earlier this month, after the close of the quarter ended June 30, 2011, the Dodd-Frank Act marked its one year anniversary, at which time certain important provisions pertaining to the operations of depository institutions became effective.  For example, effective July 21, 2011, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on commercial transaction and other accounts.  The ultimate impact of this change in law on the operations of the Corporation and Bank has not yet been determined.

July 21, 2011 was also the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Bureau of Consumer Financial Protection (“BCFP”) that is charged with the mission of protecting consumer interests.  The BCFP is responsible for administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers.  The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking powers, the new BCFP has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

Other recent developments under the Dodd-Frank Act include the Federal Reserve’s issuance of a final rule under the so-called Durbin Amendment establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions for electronic debit transactions.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees will become effective on October 1, 2011.  Among other provisions, the final rule also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. The effective date for the network exclusivity prohibition is April 1, 2012.  A statutory exemption from the debit card interchange fee standards is provided for the Bank and other issuers that, together with their affiliates, have assets of less than $10 billion.  Notwithstanding the availability of this exemption, the ultimate impact and effectiveness of this exemption for small issuers such as the Bank, with respect to the debit card interchange fee standards, remains to be seen.

The Corporation and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

Net Income - Net loss available to common shareholders for the three months ended June 30, 2011 was $12,150, which represents a decrease of $13,661 or 904.10% compared to net income available to common shareholders of $1,511 for the three months ended June 30, 2010.  The decrease is partially attributable to an increase of $11,006 in losses on repossessions, from a $1,170 loss for the three months ended June 30, 2010 to a $12,176 loss for the same period in 2011.  We experienced a decrease of $126 in operating expense, which was the result of reduced salaries and employee benefits expense, partially offset by increased collections efforts and an increase in FDIC expense of $396, at June 30, 2011 compared to the same date in 2010. During the quarter ended June 30, 2011, we  accrued $377 for a deferral of the dividend payment to the U.S. Department of the Treasury with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Three Months Ended
	June 30,
	2011	2010	% Change

Interest income	$16,828	$20,617	(18.38)%
Interest expense	6,891	7,274	(5.27)
Net interest income	9,937	13,343	(25.53)
Provision for loan losses	9,990	4,450	124.49
Net interest income after provision for loan losses	(53)	8,893	(100.60)
Non-interest (loss) income	(12,533)	894	(1,501.90)
Non-interest expense	6,585	6,711	(1.88)
Net (loss) income before taxes	(19,171)	3,076	(723.24)
Income tax (benefit) expense	(7,398)	1,190	(721.68)
Net (loss) income	(11,773)	1,886	(724.23)
Preferred dividends	(377)	(375)	0.53
Net (loss) income available to common shareholders	$(12,150)	$1,511	(904.10)%

Provision for Loan Losses - The provision for loan losses for the three months ended June 30, 2011 was $9,990, an increase of $5,540, or 124.49%, above the provision of $4,450 for the same period in 2010.  This increase was primarily a result of increased impaired loans.  At June 30, 2011, the loan loss reserve of $28,205 was 2.44% of gross loans of $1,156,808, compared to a ratio of loan loss reserve to gross loans of 1.70% at June 30, 2010.

Non-interest Income - Non-interest income decreased by 1,501.90% or $13,427, from income of $894 in the quarter ended June 30, 2010 to a loss of $12,533 for the same period in 2011. The decrease was primarily a result of losses on repossessions and lower gains on securities sales during the quarter.

We recognized a loss of $322 on the sale of securities in the three months ended June 30, 2011 compared with a gain of $277 for the same period in 2010. The decreased gain on sale of securities in 2011 was a result of strategic reallocation of the securities portfolio to reduce interest rate/market risk and minimize future potential losses.

We had a loss on repossessions of $12,176 during the three months ended June 30, 2011 compared to a loss of $1,170 during the same period in 2010. The loss on repossessions was mainly attributed to measures taken to dispose of all repossessions older than eighteen months in accordance with our existing plan of accelerated reduction and pursuant to an agreed plan to comply with state law on holding periods for this type of asset.

We had a $317 loss on loan sale transactions in the three months ended June 30, 2011, compared to a $778 gain during the same period in 2010. This decrease was primarily as a result of decreased loan sales and gains as well as buy-backs on prior sales. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the three months ended June 30, 2011 was $6,585, a decrease of $126 or 1.88%, over the $6,711 expensed in the same period in 2010. Approximately 696.03% of the decrease in non-interest expense was attributable to reduced salary and employee benefit expense, offset in part by a 314.29% increase in FDIC insurance expense and a 322.22% increase in professional fees.

Net Interest Income - Net interest income for the three months ended June 30, 2011 was $9,937 compared to $13,343 for the same period in 2010, a decrease of $3,406 or 25.53%.  The decrease in net interest income was largely attributable to a decrease in interest income associated with loans resulting from average rate reductions of 155 basis points.  The average net loan balance decreased by $8,931 or 0.76% from $1,169,762 for the three months ended June 30, 2010 to $1,160,831for the same period in 2011. Average interest-bearing deposits increased from $1,199,311 for the three months ended June 30, 2010 to $1,391,081 for the same period in 2011, an increase of $191,770 or 15.99%.

The following table outlines the components of net interest income for the three-month periods ended June 30, 2011 and 2010 and identifies the impact of changes in volume and rate:

	June 30, 2011 change from
	June 30, 2010 due to:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$(150)	$(4,495)	$(4,645)
Securities (taxable) (1)	865	(92)	773
Federal funds sold	18	65	83
Total interest income	733	(4,522)	(3,789)

Interest expense
Deposits (other than demand)	996	(1,178)	(182)
Federal funds purchased	1	—	1
Subordinated debt	(126)	(76)	(202)
Total interest expense	871	(1,254)	(383)

Net interest income	$(138)	$(3,268)	$(3,406)

(1)   Unrealized losses of $6,150 and $234 are excluded from yield calculation for the three months ended June 30, 2011 and 2010, respectively.

Net Interest Margin - The net interest margin decreased from 4.25% for the three months ended June 30, 2010 to 2.92% for the same period in 2011, primarily because of a decrease in our average interest income.  Average interest income decreased by $3,789 or 18.38%, from $20,617 during the three months ended June 30, 2010 to $16,828 during the same period in 2011. The decrease was primarily a result of decreased loan yields.  Average earning assets increased from $1,258,461 in the three months ended June 30, 2010 to $1,360,409 in the same period in 2011, an increase of $101,948 or 8.10%, primarily as a result of average securities growth. Average securities balances increased by $92,711 or 132.89% for the three months ended June 30, 2011, from the same period in 2010.  The average yield on earning assets decreased to 4.94% from 6.57% in the three months ended June 30, 2010 compared to the same period in 2011.

Interest Expense — Interest expense decreased from $7,274 in the three months ended June 30, 2010 to $6,891 in the three months ended June 30, 2011. The $383, or 5.27%, decrease in expense was primarily a result of a decrease in the cost of funds. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in the costs of deposits. Average interest earning liabilities increased by $188 or 15.26% in the three months ended June 30, 2011 compared to the same period in 2010.  The cost of funds decreased from 2.32% for the three months ended June 30, 2010 to 1.90% for the same three months in 2011, a decrease of 42 basis points. The decrease was largely attributed to the maturing and re-pricing of total deposits.

Income Taxes - Our effective tax rate for the three months ended June 30, 2011 was 38.59% compared to 38.69% for the three months ended June 30, 2010.

Efficiency Ratio - Our efficiency ratio for the three months ended June 30, 2011 and 2010 was (253.66) % and 47.14%, respectively, which represents a decrease of 30,080 basis points. The following table reflects the calculation of the efficiency ratio:

	Three Months Ended
	June 30,
	2011	2010
Non-interest expense	$6,585	$6,711

Net interest income	9,937	13,343
Non-interest income	(12,533)	894
Net revenues	$(2,596)	$14,237

Efficiency ratio	(253.66)%	47.14%

Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010

Net Income - Net loss available to common shareholders for the six months ended June 30, 2011 was $15,349, a decrease of $18,214 or 635.74% compared to net income available to common shareholders of $2,865 for the six months ended June 30, 2010.  The decrease is partially attributable to a 560.86% increase in loss on repossession from $2,256 for the six months ended June 30, 2010 to $14,909 for the same period in 2011 and an increase in the provision for loan losses of 109.26% from $9,050 for the six months ended June 30, 2010 to $18,938 for the same period in 2011.  We experienced a decrease of $47 in operating expense, from $13,220 at June 30, 2010 compared to $13,173 at the same date in 2011. During the six months ended June 30, 2011, we made a dividend payment to the U.S. Department of the Treasury in an amount equal to $375 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and we deferred and accrued a second dividend payment plus interest to the U.S. Department of the Treasury in an amount equal to $377 with respect to shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

	Six Months Ended
	June 30,
	2011	2010	% Change

Interest income	$36,755	$41,120	(10.62)%
Interest expense	13,665	14,528	(5.94)
Net interest income	23,090	26,592	(13.17)
Provision for loan losses	18,938	9,050	109.26
Net interest income after provision for loan losses	4,152	17,542	(76.33)
Non-interest (loss) income	(14,625)	1,581	(1,025.05)
Non-interest expense	13,173	13,220	(0.36)
Net (loss) income before taxes	(23,646)	5,903	(500.58)
Income tax (benefit) expense	(9,049)	2,288	(495.50)
Net (loss) income	(14,597)	3,615	(503.79)
Preferred dividends	(752)	(750)	0.27
Net (loss) income available to common shareholders	$(15,349)	$2,865	(635.74)%

Provision for Loan Losses - The provision for loan losses for the six months ended June 30, 2011 was $18,938, an increase of $9,888, or 109.26%, above the provision of $9,050 for the same period in 2010.  This increase was primarily a result of increased impaired loans.  At June 30, 2011, the loan loss reserve of $28,205 was 2.44% of gross loans of $1,156,808, compared to a ratio of loan loss reserve to gross loans of 1.70% at June 30, 2010.

Non-interest Income - Non-interest income decreased by 1,025.05% or $16,206, from income of $1,581 in the six months ended June 30, 2010 to a loss of $14,625 for the same period in 2011. The decrease was primarily a result of losses on repossessions and lower gains on securities sales during the quarter.

We recognized a loss of $441 on the sale of securities in the six months ended June 30, 2011 compared with a gain of $696 for the same period in 2010. The decreased gain on sale of securities in 2011 was a result of strategic reallocation of the securities portfolio to reduce interest rate/market risk and minimize future potential losses.

We had a loss on repossessions of $14,909 during the six months ended June 30, 2011 compared to a loss of $2,256 during the same period in 2010. The loss on repossessions was mainly attributed to measures taken to dispose of all repossessions older than eighteen months in accordance with our existing plan of accelerated reduction and pursuant to an agreed plan to comply with state law on holding periods for this type of asset. The reduction was accomplished through a total write-off to loss on sale, until the repossessions can be sold at market.

We had a $184 gain on loan sale transactions in the six months ended June 30, 2011, compared to a $778 gain during the same period in 2010. This decrease was primarily the result of decreased loan sales and gains, offsetting buy-backs on prior sales. Management will continue to consider loan sale transactions if the opportunity for a reasonable return is available.

Non-interest Expense - Non-interest expense for the six months ended June 30, 2011 was $13,173, a decrease of $47 or 0.36%, over the $13,220 expensed in the same period in 2010.

Net Interest Income - Net interest income for the six months ended June 30, 2011 was $23,090 compared to $26,592 for the same period in 2010, a decrease of $3,502 or 13.17%.  The decrease in net interest income was largely attributable to a decrease in interest income associated with loans resulting from average rate reductions of 101 basis points, partially offset by an increase in the average net loan balance.  The average net loan balance increased by $19,331 or 1.66% from $1,163,888 for the six months ended June 30, 2010 to $1,183,219 for the same period in 2011. Loan growth was accompanied by an increase in average interest-bearing deposits from $1,204,675 for the six months ended June 30, 2010 to $1,340,213 for the same period in 2011, an increase of $135,538 or 11.25%.

The following table outlines the components of net interest income for the six-month periods ended June 30, 2011 and 2010 and identifies the impact of changes in volume and rate:

	June 30, 2011 change from
	June 30, 2010 due to:
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans	$640	$(5,886)	$(5,246)
Securities (taxable) (1)	1,275	(491)	784
Federal funds sold	35	62	97
Total interest income	1,950	(6,315)	(4,365)

Interest expense
Deposits (other than demand)	1,427	(1,853)	(426)
Federal funds purchased	3	(9)	(6)
Subordinated debt	(264)	(167)	(431)
Total interest expense	1,166	(2,029)	(863)

Net interest income	$784	$(4,286)	$(3,502)

(1)   Unrealized losses of $6,706 and $882 are excluded from yield calculation for the six months ended June 30, 2011 and 2010, respectively.

Net Interest Margin - The net interest margin decreased from 4.25% for the six months ended June 30, 2010 to 3.40% for the same period in 2011, primarily because of a decrease in our average interest income.  Average interest income decreased by $4,365 or 10.62%, from $41,120 during the six months ended June 30, 2010 to $36,755 during the same period in 2011. The decrease was primarily a result of decreased loan yields.  Average earning assets increased from $1,260,157 in the six months ended June 30, 2010 to $1,362,720 in the same period in 2011, an increase of $102,563 or 8.14%, primarily as a result of average loan growth. Average loan balances increased by $19,331 or 1.66% for the six months ended June 30, 2011, from the same period in 2010.  The average yield on earning assets decreased to 5.41% from 6.58% in the six months ended June 30, 2010 and in the same period in 2011.

Interest Expense — Interest expense decreased from $14,528 in the six months ended June 30, 2010 to $13,665 in the six months ended June 30, 2011. The $863, or 5.94%, decrease in expense was primarily a result of a decrease in the cost of funds. The decrease in the cost of funds, as a percentage of average balances, was primarily a result of decreases in the costs of deposits. Average interest earning liabilities increased by $126,599 or 10.19%.  The cost of funds decreased from 2.32% for the six months ended June 30, 2010 to 1.97% for the same six months in 2011, a decrease of 35 basis points. The decrease was largely attributed to the maturing and re-pricing of total deposits.

Income Taxes - Our effective tax rate for the six months ended June 30, 2011 was 38.27% compared to 38.76% for the six months ended June 30, 2010.

Efficiency Ratio - Our efficiency ratio for the six months ended June 30, 2011 and 2010 was 161.43% and 51.57%, respectively, an increase of 10,986 basis points. The following table reflects the calculation of the efficiency ratio:

	Six Months Ended
	June 30,
	2011	2010
Non-interest expense	$13,173	$13,220

Net interest income	23,090	26,592
Non-interest income	(14,625)	1,581
Net revenues	$8,465	$28,173

Efficiency ratio	155.62%	46.92%

Asset Quality - Nonperforming assets, which includes non-accruing loans, troubled debt, loans 90+ days past due, repossessions and other real estate owned, increased to $163,685 at June 30, 2011 compared to $74,214 at June 30, 2010 and $91,151 at December 31, 2010. Non-accrual loans have an average quarter over quarter increase of $25,486 from June 30, 2010 to June 30, 2011. Troubled debt loans have an average quarter over quarter increase of $399 from June 30, 2010 to June 30, 2011. Loans 90+ days past due have an average quarter over quarter increase of $355 from June 30, 2010 to June 30, 2011. Repossessed assets, mainly transportation assets, have an average quarter over quarter decrease of $5,444 from June 30, 2010 to June 30, 2011. The majority of the increase in nonperforming assets between December 31, 2010 and June 30, 2011 was primarily attributable to three real estate and six commercial and industrial credits with an aggregate principal amount of $88,382 outstanding at June 30, 2011, for which we were secured in an aggregate amount of $82,906 at June 30, 2011 and for which we had a specific reserve in an aggregate amount of $5,476 at June 30, 2011.

The loan loss provision of $18,938 for the first six months of 2011 exceeded the net charge-offs of $12,196, resulting in a loan loss provision to net charge-off ratio of 155.28%. The ALLL at June 30, 2011 was $28,205, or 2.44% of total loans. The coverage ratio of ALLL to nonperforming loans at December 31, 2010 and June 30, 2011 was 39.73% and 20.49%, respectively.

Average Balance Sheets and Net Interest Income

The table below shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity, and an analysis of net interest income for the six-month periods ended June 30, 2011 and 2010. The table is presented on a tax equivalent basis, as applicable.

	Six Months			Six Months
	Ended June 30,			Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS

Interest earning assets
Securities (taxable) (1)	$152,346	$2,787	3.53%	$84,940	$2,003	4.71%
Loans (2) (3)	1,183,219	33,858	5.77%	1,163,888	39,104	6.78%
Federal funds sold	27,155	110	0.82%	11,329	13	0.23%
Total interest earning assets	1,362,720	36,755	5.41%	1,260,157	41,120	6.58%

Non-interest earning assets
Cash and due from banks	72,226			12,380
Net fixed assets and equipment	2,202			2,057
Accrued interest and other assets	90,659			98,859

Total assets	$1,527,807			$1,373,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest-bearing liabilities
Deposits (other than demand)	1,340,213	13,069	1.97%	1,204,675	13,495	2.26%
Federal funds purchased	3,422	2	0.12%	2,022	8	0.80%
Subordinated debt	25,256	594	4.74%	35,595	1,025	5.81%
Total interest-bearing liabilities	1,368,891	13,665	2.01%	1,242,292	14,528	2.36%

Non-interest bearing liabilities
Non-interest bearing demand deposits	32,077			22,977
Other liabilities	10,389			9,819
Shareholders’ equity	116,450			98,365

Total liabilities and shareholders’ equity	$1,527,807			$1,373,453

Net interest spread	3.40%			4.22%

Net interest margin	3.40%			4.25%

(1)    Unrealized losses of $6,706 and $882 are excluded from yield calculation for the six months ended June 30, 2011 and 2010, respectively.

(2)    Non-accrual loans are included in average loan balances, and loan fees of $1,214 and $3,067 are included in interest income for the six months ended June 30, 2011 and 2010, respectively.

(3)    Loans are presented net of ALLL.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Assets — Total assets at June 30, 2011 were $1,482,203, an increase of $29,037, or 2.00%, over total assets of $1,453,166 at December 31, 2010. Cash and cash equivalents growth was the primary reason for the increase.  The cash and cash equivalents balance increased by $75,366 between December 31, 2010 and June 30, 2011, this increase was a result of securities portfolio restructuring as well as balance sheet management. At June 30, 2011, total securities equaled $166,801, up $39,151, or 30.67%, over the December 31, 2010 total securities of $127,650. At June 30, 2011, net loans equaled $1,128,603, down $79,745, or 6.60%, over the December 31, 2010 total net loans of $1,208,348

Our business bank model of operation generally results in a higher level of earning assets than our peer banks.  Earning assets are defined as assets that earn interest income and include short-term investments, the investment portfolio and net loans.  We generally maintain a higher level of earning assets than our peer banks because fewer assets are allocated to facilities, cash and “due from” bank accounts used for transaction processing.  Earning assets at June 30, 2011 were $1,380,662 or 93.15% of total assets of $1,482,203.  Earning assets at December 31, 2010 were $1,350,212 or 92.92% of total assets of $1,453,166.

Loans — We had total net loans of $1,128,603 at June 30, 2011. The following table sets forth the composition of our loan portfolio at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Real estate
Construction	$117,888	$115,882
1 to 4 family residential	43,373	42,101
Commercial
Non-owner occupied	176,645	185,882
Owner occupied	100,681	90,585
Multi-family	30,576	30,939
Commercial and industrial	593,709	648,187
Consumer	3,477	3,692
Tax leases	90,459	112,543

Total loans	1,156,808	1,229,811
Less: allowance for loan losses	(28,205)	(21,463)

Net loans	$1,128,603	$1,208,348

Our real estate commercial — owner occupied loan portfolio increased 11.15% from December 31, 2010 to June 30, 2011. This change was primarily the result of construction loans being repaid at a slower rate than the rate at which the Bank made new loans. Our tax lease loan portfolio decreased 19.62% from December 31, 2010 to June 30, 2011 primarily because of an early buy out on one of our tax leases and the sale of six tax leases.

The following table sets forth the percentage composition of our loan portfolio by type at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Real estate
Construction	10.19%	9.42%
1 to 4 family residential	3.75	3.42
Commercial
Non-owner occupied	15.27	15.11
Owner occupied	8.70	7.37
Multi-family	2.64	2.52
Commercial and industrial	51.33	52.71
Consumer	0.30	0.30
Tax leases	7.82	9.15
Total loans	100.00%	100.00%

The following table sets forth the composition of our commercial, financial and agricultural loan portfolio by source at June 30, 2011 and December 31, 2010:

	June 30,		December 31,
	2011		2010
	Amount	%	Amount	%

Direct funding	$404,206	68.08%	$416,519	64.26%
Indirect funding:
Large	74,604	12.57	94,292	14.55
Small	114,899	19.35	137,376	21.19
Total	$593,709	100.00%	$648,187	100.00%

Our direct and indirect funding loans decreased 2.96% and 18.20%, respectively from December 31, 2010 to June 30, 2011, primarily because of shifts in the market place.

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

The following table presents information regarding non-accrual, past due and restructured loans at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Non-accrual loans:
Number	587	512
Amount	$135,984	$52,315

Accruing loans which are contractually past due 90 days or more as to principal and interest payments
Number	98	68
Amount	$4,362	$3,608

Loans defined as troubled debt restructurings :
Number	3	3
Amount	$1,693	$1,705

Gross income lost to non-accrual loans	$2,744	$3,255

Interest income included in net income on the accruing loans	$234	$401

As of June 30, 2011 and December 31, 2010, there were no loans which represented trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources that have not been disclosed in the above table and classified for regulatory purposes as doubtful or substandard.

The Bank had no tax-exempt loans during the two quarters ended June 30, 2011 or the year ended December 31, 2010. The Bank had no loans outstanding to foreign borrowers at June 30, 2011 and December 31, 2010.

Allowance for Loan Losses — The maintenance of an adequate ALLL is one of the fundamental concepts of risk management for every financial institution. Management is responsible for ensuring that controls are in place to ensure the adequacy of the loan loss reserve in accordance with GAAP, our stated policies and procedures, and regulatory guidance.

It is management’s intent to maintain an ALLL that is adequate to absorb current and estimated losses which are inherent in a loan portfolio.  The historical loss ratio (net charge-offs as a percentage of average loans) was 1.01% for the six months ended June 30, 2011, and 0.73% for the six months ended June 30, 2010. The ALLL as a percentage of the outstanding loans at the end of the period was 2.44% at June 30, 2011, and 1.70% at June 30, 2010.

The ALLL is established by charges to operations based on management’s evaluation of the loan portfolio, past due loan experience, collateral values, current economic conditions and other factors considered necessary to maintain the allowance at an adequate level.

An analysis of our ALLL and net charge-offs is furnished in the following table for the six months ended June 30, 2011 and the same period ended June 30, 2010:

	June 30,	June 30,
(Dollars in thousands)	2011	2010
Allowance for loan losses at beginning of period	$21,463	$19,913
Charge-offs:
Real estate:
Construction	1,754	110
1 to 4 family residential	2,438	343
Other	—	—
Commercial, financial and agricultural	8,006	8,379
Consumer	82	4
Tax leases	—	—
Total Charge-offs	12,280	8,836

Recoveries:
Real estate:
Construction	—	77
1 to 4 family residential	—	—
Other	13	25
Commercial, financial and agricultural	69	117
Consumer	2	—
Tax leases	—	—
Total Recoveries	84	219

Net Charge-offs	12,196	8,617

Provision for loan losses	18,938	9,050
Allowance for loan losses at end of period	$28,205	$20,346

Net charge-offs as a percentage of average total loans outstanding during the period	1.01%	0.73%

Ending allowance for loan losses as a percentage of total loans outstanding at end of the period	2.44%	1.70%

On July 28, 2011, the Corporation announced its intent to acquire a controlling interest in two Tennessee-based banks through a “Debt Previously Contracted” (DPC) transaction. Upon consummation of the DPC transactions, the Corporation would acquire ownership of approximately 90% of the common stock of Peoples State Bank of Commerce, headquartered in Nolensville, Tennessee, and approximately 90% of the common stock of Farmers Bank of Lynchburg, headquartered in Lynchburg, Tennessee, in a debt-for-equity exchange with the banks’ principal shareholders as well as certain other shareholders. Through this transaction, the Bank will be converting non-performing debt into an investment asset, while giving the Bank positive, revenue-generating options for future consideration. The value of the shares the Bank acquired is estimated at approximately $30.0 million.

The DPC transactions do not require prior regulatory approval. However, the Bank has provided full disclosure of the proposed transactions to the FDIC, the TDFI and the Federal Reserve Bank of Atlanta.  The consummation of the transactions is subject to receipt of appropriate consents from the debtors; therefore, we can give no assurances when or if the DPC transaction will occur, how the Bank will ultimately dispose of the assets acquired through DPC, or any material supervisory requirements that may be imposed with respect to the contemplated transactions.

The banks to be acquired have 11 branches in communities that span southern Tennessee from east to west. Peoples State Bank of Commerce is a $200 million bank with offices in Nolensville, Ardmore, Dunlap, Whitwell, South Pittsburg and Jasper, Tennessee and Grant, Alabama.  Farmers Bank of Lynchburg is a $175 million institution with offices in Lynchburg, Chapel Hill, Somerville and Oakland, Tennessee. The combined companies employ 100 people.

Securities — The securities portfolio at June 30, 2011 was $166,801 compared to $127,650 at December 31, 2010.  We view the securities portfolio as a source of income and liquidity.  The securities portfolio increased to 11.25% of total assets at June 30, 2011 from 8.78% of total assets at December 31, 2010.

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

Deposits and Funding — Total deposits at June 30, 2011 were $1,341,894, up $42,843 or 3.30% over the December 31, 2010 total deposits of $1,299,051. Total average interest bearing deposits during the six months ended June 30, 2011 were $1,340,213, an increase of $135,538, or 11.25% over the total average deposits of $1,204,675 during the six months ended June 30, 2010. Average non-interest bearing deposits increased by $9,100, or 39.60%, from $22,977 in the six months ended June 30, 2010, to $32,077 in the six months ended June 30, 2011. As a result of the Consent Order, because the Bank is no longer deemed to be “well capitalized” for regulatory purposes, the Bank is subject to restrictions limiting the amount of interest it may pay to depositors.  Such restrictions preclude effective yields in excess of 75 basis points above the prevailing national average rate, as determined by the FDIC on a weekly basis.

Utilizing a combination of funding sources from the pledging of investment securities and the Federal Home Loan Bank (FHLB), this funding portfolio has a weighted average maturity of one month and a weighted average rate of 0.11%. This strategy was primarily executed to reduce overnight liquidity risk and to mitigate interest rate sensitivity on the balance sheet. At June 30, 2011, the maximum available advance was $10,366 with no outstanding principal balance. At December 31, 2010, there was no outstanding principal balance. At June 30, 2011, the total capital stock balance was 2,459 shares with a value of $2,459.

The following table sets forth average deposit balances for the six months ended June 30, 2011 and 2010 and the average rates paid on those balances:

	Six Months Ended June 30,
	2011		2010
		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid (1)	Balance	Paid (1)
Types of Deposits:
Non-interest-bearing demand deposits	$32,077	—%	$22,977	—%
Interest-bearing demand deposits	5,801	0.35	6,546	0.20
Money market accounts	102,967	1.21	46,494	1.69
Savings accounts	354,010	1.70	250,322	2.18
IRA accounts	37,571	2.55	36,485	2.78
Purchased time deposits	506,083	0.58	508,918	2.34
Time deposits	333,781	4.54%	355,910	2.25%
Total deposits	$1,372,290		$1,227,652

(1)   Rate is annualized.

Short-Term Debt — On March 29, 2010, TCB entered into a long-term revolving line with a qualified investor, pursuant to which the qualified investor agreed to loan TCB up to $5,000 at an interest rate of prime plus 1.00% with a floor of 6.25%.  The qualified investor’s obligation to make advances to TCB under this line of credit terminates on March 29, 2012. TCB had outstanding borrowings of $1,872 under this line of credit at June 30, 2011. The loan is guaranteed by us and secured by inventory and the outstanding shares of common stock of TCB.

Subordinated Debt and Long-Term Debt — In March 2005, we formed a financing subsidiary, Tennessee Commerce Statutory Trust I, a Delaware statutory trust, or the Trust I. In March 2005, the Trust I issued and sold 8,000 of the Trust I’s fixed/floating rate capital securities, with a liquidation amount of $1 per capital security, to First Tennessee Bank, National Association. At the same time, we issued to Trust I $8,248 of fixed/floating rate junior subordinated deferrable interest debentures due 2035. The debentures pay a 6.73% fixed rate payable quarterly for the first five years and a floating rate based on a three-month LIBOR rate plus a margin thereafter.

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

As of June 30, 2011 the Corporation has accrued $274 in interest payments on debentures for Trust I and Trust II.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. At June 30, 2011, we had unfunded loan commitments outstanding of $115,190 and standby letters of credit and financial guarantees of $12,458. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  The contract or notional amounts of those instruments reflect the extent of our involvement in those particular financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, we can liquidate federal funds sold or securities available for sale or borrow and purchase federal funds from other financial institutions, where we had available federal fund lines at June 30, 2011 totaling $74,066.

Liquidity / Capital Resources

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

According to the Bank’s liquidity policy, and in the opinion of management, its liquidity levels are considered adequate.  The Bank is subject to general FDIC guidelines which require a minimum level of liquidity and sets forth supervisory expectations for the Bank to manage funding and liquidity risk using processes and systems that are commensurate with the Bank’s complexity, risk profile and scope of operations.  Management believes the Bank’s liquidity ratios meet or exceed these general FDIC guidelines.  Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner over the next three months.

Capital Resources — The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders’ equity less goodwill and Tier II capital which is primarily a portion of the ALLL and certain preferred stock and qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0.00% to 100.00%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by bank regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4.00% Tier I and 8.00% total risk-based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

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

At June 30, 2011 and December 31, 2010, the Bank’s and our risk-based capital ratios and the minimums for capital adequacy and to be considered well capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					Minimum to
				Minimum to	Comply with
			Minimum	be considered	Consent Order
	June 30,	December 31,	for capital	well-	as of
	2011	2010	adequacy	capitalized	December 31, 2011
	%	%	%	%	%
Tier 1 leverage ratio
Tennessee Commerce Bank	7.35	8.80	4.00	5.00	8.50
Tennessee Commerce Bancorp, Inc.	8.32	9.94	4.00	N/A	N/A

Tier 1 core capital to risk-weighted assets
Tennessee Commerce Bank	9.25	10.05	4.00	6.00	10.00
Tennessee Commerce Bancorp, Inc.	10.43	11.37	4.00	N/A	N/A

Total capital to risk-weighted assets
Tennessee Commerce Bank	10.51	11.30	8.00	10.00	11.50
Tennessee Commerce Bancorp, Inc.	11.69	12.62	8.00	N/A	N/A

Based solely on our analysis of federal banking regulatory categories, at June 30, 2011 and December 31, 2010, we and the Bank satisfied the specific ratios to be deemed to be “well capitalized” under current regulations; however, because we are subject to the Consent Order, which contains prescribed capital requirements, the Bank is not deemed to be well capitalized. Specifically, the Consent order requires that among other things,  the Bank must achieve and maintain its Tier I Leverage Capital ratio equal to or greater than 8.50% of the Bank’s average total assets; maintain its Tier I Risked-Based Capital ratio equal to or greater than 10.00% of the Bank’s Total Risk-Weighted Assets; and maintain its Total Risked-Based Capital ratio equal to or greater than 11.50% of the Bank’s Total Risk-Weighted Assets no later than December 31, 2011. We expect that the Bank will soon enter into a written agreement with the TDFI with similar capital requirements. Our objective is to achieve and maintain the prescribed levels that we have agreed to within the target date.

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

The model measures scheduled maturities in periods of one to three months, four to 12 months, one to five years and over five years. The chart below illustrates our rate sensitive position at June 30, 2011. Management uses the one-year gap as the appropriate time period for setting strategy.

Rate Sensitivity Gap Analysis

(Dollars in thousands)

		1-3	4-12	1-5	Over
(Dollars in thousands)	Floating	Months	Months	Years	5 years	Total
Maturities :
Interest-Earnings Assets
Federal funds sold	$—	$85,258	$—	$—	$—	$85,258

Securities
U.S. government agencies & Municipals	—	19,062	1,426	3,851	51,766	76,105
U.S. Treasuries	—	(119)	(350)	(2,019)	19,842	17,354
MBS and CDS	—	1,320	1,228	6,695	64,099	73,342
Total securities	—	20,263	2,304	8,527	135,707	166,801

Total loans	—	278,337	278,588	517,201	82,682	1,156,808

Total interest-earning assets	—	383,858	280,892	525,728	218,389	1,408,867

Other assets	—	—	—	—	73,336	73,336

Total assets	—	383,858	280,892	525,728	291,725	1,482,203

Interest-bearing liabilities
Deposits
Interest checking	$—	$399	$1,014	$2,606	$911	$4,930
Money market and savings	—	46,091	104,522	213,229	65,520	429,362
Time deposits	—	177,368	245,293	437,722	3,383	863,766
Total deposits	—	223,858	350,829	653,557	69,814	1,298,058

Federal funds purchased	—	—	—	—	—	—
Short-term debt	—	—	1,872	—	—	1,872
Subordinated debt and other borrowings	—	—	—	—	23,198	23,198

Total interest-bearing liabilities	—	223,858	352,701	653,557	93,012	1,323,128

Other liabilities	—	—	—	—	52,137	52,137

Shareholders’ equity	—	—	—	—	106,938	106,938

Total liabilities and shareholders’ equity	$—	$223,858	$352,701	$653,557	$252,087	$1,482,203

Rate sensitive gap by period	$—	$160,000	$(71,809)	$(127,829)	$125,377
Cumulative gap		$160,000	$88,191	$(39,638)	$85,739

Cumulative gap as a percentage of total assets		10.79%	5.95%	-2.67%	5.78%
Rate sensitive assets / rate sensitive liabilities (cumulative)	—	1.71	1.15	0.97	1.06

Our earnings simulation model measures the impact of changes in interest rates on net interest income. To limit interest rate risk, we have a guideline for our earnings at risk which sets a limit on the variance of net interest income to less than a 5% percent decline for a 100-basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. At June 30, 2011, we were in compliance with this guideline.

Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. To help limit interest rate risk, we have a guideline stating that for an instantaneous 100-basis point increase or decrease in interest rates, the economic value of equity will not decrease by more than 10% from the base case. At June 30, 2011, we were in compliance with this guideline.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tennessee Commerce Bancorp, Inc.
(Registrant)

August 12, 2011	/s/ Frank Perez
(Date)	Frank Perez
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Charter of Tennessee Commerce Bancorp, Inc., as amended(1)
3.2	Bylaws of Tennessee Commerce Bancorp, Inc.(2)
3.3	Amendment to Bylaws of Tennessee Commerce Bancorp, Inc.(3)
4.1	Shareholders’ Agreement(2)
4.2	Form of Stock Certificate(4)
4.3	Indenture, dated as of June 20, 2008, between Tennessee Commerce Bancorp, Inc. and Wilmington Trust Company, as trustee(5)
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
101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 , (ii) Consolidated Statements of Income (unaudited) for the Six Months Ended June 30, 2011 and 2010 and for the Three Months Ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Six Months Ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

(1)

Previously filed as an exhibit to Tennessee Commerce Bancorp, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009, and incorporated herein by reference.

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

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.